Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND XIV LP
filed 2003-08-08
CIK 1206401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 333-101463 (1933 Act)

WELLS REAL ESTATE FUND XIV, L.P.

(Exact name of registrant as specified in its charter)

Georgia	01-0748981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

FORM 10-Q

WELLS REAL ESTATE FUND XIV, L.P.

(A Georgia Public Limited Partnership)

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets—June 30, 2003 (unaudited) and December 31, 2002	3

		Statements of Partners’ Capital for the Six Months Ended June 30, 2003 (unaudited) and the period from October 25, 2002 (inception) through December 31, 2002	4

		Condensed Notes to Financial Statements (unaudited)	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3.	Quantitative and Qualitative Disclosures about Market Risks	10

	Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION		11

WELLS REAL ESTATE FUND XIV, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS:
Cash and cash equivalents	$561	$561

Total assets	$561	$561

LIABILITIES AND PARTNERS’ CAPITAL:
Partners’ capital:
General partners:	$461	$461
Limited partners:
Original	100	100
Cash Preferred and Tax Preferred Units—4,500,000 authorized, 0 outstanding	0	0

Total partners’ capital	$561	$561

See accompanying notes

WELLS REAL ESTATE FUND XIV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

	Limited Partners						Total Partners’ Capital
		Cash Preferred		Tax Preferred		General Partners
	Original	Units	Amount	Units	Amount
BALANCE, (inception) October 25, 2002	$0	$0	$0	$0	$0	$0	$0
General partner contributions	0	0	0	0	0	500	500
Limited partner contributions	100	0	0	0	0	0	100
Net loss	0	0	0	0	0	(39)	(39)

BALANCE, December 31, 2002	100	0	0	0	0	461	561
General partner contributions	0	0	0	0	0	0	0
Limited partner contributions	0	0	0	0	0	0	0
Net income	0	0	0	0	0	0	0

BALANCE, June 30, 2003 (unaudited)	$100	$0	$0	$0	$0	$461	$561

See accompanying notes

WELLS REAL ESTATE FUND XIV, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a public limited partnership organized on October 25, 2002 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”) (the “General Partners”). Upon subscription for units, each limited partner must elect whether to have his/her units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a general partner, (d) elect a new general partner, (e) dissolve the Partnership, and (f) approve the sale of assets, subject to certain limitations. Each limited partnership unit has equal voting rights, regardless of class.

On May 14, 2003, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. As of June 30, 2003, SouthTrust Bank (the “Escrow Agent”) had received $537,180 of gross offering proceeds representing subscriptions for 43,718 Cash Preferred Units and 10,000 Tax Preferred Units. Subscribers shall be admitted to the Partnership upon the General Partners’ receipt and acceptance of gross offering proceeds of at least $1,250,000 (the “Minimum Offering”) and, for subscribers residing in New York and Pennsylvania, at least $2,500,000 from all sources. In the event that the General Partners have not received and accepted the Minimum Offering by November 14, 2003, the Partnership’s offering will terminate and the subscription proceeds will be returned to the investors.

The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership will not be able to commence active operations until receiving and accepting the Minimum Offering. Accordingly, as of June 30, 2003, the Partnership did not own interests in any real properties.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are necessary to fairly present the information for these periods.

(c) Allocations of Net Income, Net Loss, and Gain on Sale

For the purposes of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the limited partners holding Cash Preferred Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Tax Preferred Units and 1% to the General Partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the General Partners.

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding Tax Preferred Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

(d) Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distribution is distributed quarterly to the partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash flow from operations will be made to the limited partners holding Tax Preferred Units.

(e) Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Cash Preferred Units on a per unit basis

•	To limited partners on a per unit basis until each limited partner has received 100% of his/her Net Capital Contributions, as defined

•	To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their Net Capital Contributions, as defined

•	To limited partners on a per unit basis until they receive an amount equal to their Preferential Limited Partner Return (defined as the sum of a 10% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Tax Preferred Units)

•	To the General Partners until they have received 100% of their Capital Contributions, as defined

•	Then, if limited partners have received any Excess Limited Partner Distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their Net Capital Contributions, as defined, plus their Preferential Limited Partner Return), to the General Partners until they have received distributions equal to 20% of the sum of any such Excess Limited Partner Distributions, plus distributions made to the General Partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per unit basis and 20% to the General Partners

(f) Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

(g) Deferred Offering Costs

Organization and offering expenses are incurred by Wells Capital, Inc. on behalf of the Partnership and, accordingly, are not a direct liability of the Partnership. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. The Partnership is obligated to reimburse Wells Capital, Inc. in an amount equal to the lesser of actual costs incurred, or 3% of total capital raised from the offering and sale of limited partnership units to the public. Wells Capital, Inc. has incurred organization and offering expenses on behalf of the Partnership of approximately $291,573 and $0 for the three months ended June 30, 2003 and 2002, respectively, and $372,016 and $0 for the six months ended June 30, 2003 and 2002, respectively, which will be reimbursed by the Partnership upon the sale of units to the public.

(h) Related-Party Transactions

Wells Capital performs certain acquisition and advisory services in connection with the review and evaluation of potential real property acquisitions. In consideration for such services, Wells Capital will receive an acquisition and advisory fee of up to 3% of partners’ capital contributions, subject to certain limitations. In addition, Wells Capital will receive reimbursements for certain acquisition expenses such as legal fees, travel expenses, title insurance premium expenses, allocable employee costs, and other costs related to such acquisitions of up to .5% of partners’ capital contributions.

Wells Capital also performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual personnel. No such costs have been incurred to date.

The Partnership will enter into a property management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for asset management, property management, and leasing of the Partnership’s properties, the Partnership pays management and leasing fees to Wells Management equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term triple-net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

The General Partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

2.    COMMITMENTS AND CONTINGENCIES

On June 6, 2003, the enforcement division of NASD, Inc. (“NASD”) informed Wells Investment Securities, Inc. (“WIS”), the Dealer Manager of the Partnership, and Leo Wells, III, general partner of the Partnership, that the NASD has made a determination to institute disciplinary proceedings against both WIS and Mr. Wells, as registered principal of WIS, for alleged violations of various NASD Conduct Rules entirely related to providing non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002.

Management is unable to predict at this time the potential outcome of any such enforcement action against WIS and Mr. Wells or the potential effect such an enforcement action may have on the operations of Wells Capital and, accordingly, on the operations of the Partnership, if any.

3.    SUBSEQUENT EVENT

The Partnership commenced active operations on July 24, 2003, upon the acceptance of subscriptions for the Minimum Offering of $1,250,000 (125,000 units). As of July 31, 2003, the Partnership had raised total gross offering proceeds of $5,257,243 (approximately 525,724 units), comprised of $835,240 raised from the sale of Cash Preferred Units (83,524 Cash Preferred Units) and $4,422,000 raised from the sale of Tax Preferred Units (442,200 Tax Preferred Units).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a) Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters.

(b) Liquidity and Capital Resources

Distributions

The Partnership made no distributions to the General Partners or the original limited partner for the six months ended June 30, 2003.

(c) Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties. Accordingly, upon receiving and accepting the Minimum Offering, the Partnership intends to invest all investor proceeds into investment properties.

(d) Related Party Transactions and Agreements

The General Partners have entered into agreements with Wells Capital and its affiliates pursuant to the terms of the prospectus, whereby upon receiving and accepting the Minimum Offering, the Partnership will pay certain fees and reimbursements to Wells Capital (e.g., Dealer-Manager fees, Acquisition and Advisory fees, reimbursements for Acquisition Expenses, reimbursements for Organizational and Offering Expenses, etc.)

(e) Application of Critical Accounting Policies

As the Partnership acquires real estate assets and commences operations, it will apply accounting policies in the preparation of its financial statements. The Partnership’s accounting policies will be established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions are different, it is possible that different accounting policies would be applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management believes will be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

Management will be required to make subjective assessments as to the useful lives of its depreciable assets. Management will consider the period of future benefit of assets to determine the appropriate useful lives. These assessments have a direct impact on net income. Management expects that the estimated useful lives of its assets by class will be as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate assets which the Partnership acquires, either directly or through investments in Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management will adjust the real estate assets to the fair value and recognize an impairment loss.

Projections of expected future cash flows will require management to estimate future market rental income amounts subsequent to the expiration of lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease a property, and the number of years a property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of a property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets of the Partnership and net income of the Partnership.

Intangible Lease Asset/Liability

The Partnership will determine whether an intangible asset or liability related to above or below market leases was acquired as part of the acquisition of the real estate assets, either directly or through the Joint Venture. The intangible assets and liabilities will be recorded at their estimated fair market values at the date of acquisition and will be amortized over the remaining term of the respective lease to rental income.

The determination of the estimated fair values of the intangible lease asset or liability will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. If inappropriate estimates with regard to these variables are used, misclassification of assets or liabilities and incorrect calculation of depreciation amounts would occur, which would misstate our net income.

Subsequent Event

The Partnership commenced active operations on July 24, 2003, upon the acceptance of subscriptions for the Minimum Offering of $1,250,000 (125,000 units). As of July 31, 2003, the Partnership had raised total gross offering proceeds of $5,257,243 (approximately 525,724 units), comprised of $835,240 raised from the sale of Cash Preferred Units (83,524 Cash Preferred Units) and $4,422,000 raised from the sale of Tax Preferred Units (442,200 Tax Preferred Units).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 8, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIV, L.P.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002