Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND XIV LP
filed 2003-09-10
CIK 1206401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 333-101463 (1933 Act)

WELLS REAL ESTATE FUND XIV, L.P.

(Exact name of registrant as specified in its charter)

Georgia	01-0748981
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

WELLS REAL ESTATE FUND XIV, L.P.

(A Georgia Public Limited Partnership)

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets—March 31, 2003 (unaudited) and December 31, 2002	3

		Statements of Partners’ Capital for the Three Months Ended March 31, 2003 (unaudited) and the period from October 25, 2002 (inception) through December 31, 2002	4

		Condensed Notes to Financial Statements March 31, 2003 (unaudited)	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3.	Quantitative and Qualitative Disclosures about Market Risks	11

	Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION		12

WELLS REAL ESTATE FUND XIV, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	March 31, 2003	December 31, 2002
ASSETS:
Cash and cash equivalents	$561	$561

Total assets	$561	$561

LIABILITIES AND PARTNERS’ CAPITAL:
Partners’ capital:
General partners:	$461	$461
Limited partners:
Original	100	100
Cash Preferred and Tax Preferred Units—4,500,000 authorized, 0 outstanding	0	0

Total partners’ capital	$561	$561

See accompanying notes

WELLS REAL ESTATE FUND XIV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE PERIOD FROM OCTOBER 25, 2002 (INCEPTION)

THROUGH DECEMBER 31, 2002

AND THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners					General Partners	Total Partners’ Capital
		Cash Preferred		Tax Preferred
	Original	Units	Amount	Units	Amount
BALANCE, (inception) October 25, 2002	$0	$0	$0	$0	$0	$0	$0
General partner contributions	0	0	0	0	0	500	500
Limited partner contributions	100	0	0	0	0	0	100
Net loss	0	0	0	0	0	(39)	(39)

BALANCE, December 31, 2002	100	0	0	0	0	461	561
General partner contributions	0	0	0	0	0	0	0
Limited partner contributions	0	0	0	0	0	0	0
Net income	0	0	0	0	0	0	0

BALANCE, March 31, 2003 (unaudited)	$100	$0	$0	$0	$0	$461	$561

See accompanying notes

WELLS REAL ESTATE FUND XIV, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a public limited partnership organized on October 25, 2002 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”) (the “General Partners”). Upon subscription for units, each limited partner must elect whether to have his/her units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve the sale of assets, subject to certain limitations. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership will not be able to commence active operations until receiving and accepting the Minimum Offering. Accordingly, as of March 31, 2003, the Partnership did not own interests in any real properties.

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

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Tax Preferred Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

(d) Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distribution is distributed quarterly to the partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership to date

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively

No distributions of net cash flow from operations will be made to the limited partners holding Tax Preferred Units.

(e) Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Cash Preferred Units on a per unit basis

•	To limited partners on a per unit basis until each limited partner has received 100% of his/her Net Capital Contributions, as defined

•	To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their Net Capital Contributions, as defined

•	To limited partners on a per unit basis until they receive an amount equal to their Preferential Limited Partner Return (defined as the sum of a 10% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Tax Preferred Units)

•	To the General Partners until they have received 100% of their Capital Contributions, as defined

•	Then, if limited partners have received any Excess Limited Partner Distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their Net Capital Contributions, as defined, plus their Preferential Limited Partner Return), to the General Partners until they have received distributions equal to 20% of the sum of any such Excess Limited Partner Distributions, plus distributions made to the General Partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per unit basis and 20% to the General Partners

(f) Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

(g) Deferred Offering Costs

Organization and offering expenses are incurred by Wells Capital, Inc. on behalf of the Partnership and, accordingly, are not a direct liability of the Partnership. Such costs include legal and accounting fees, printing costs, and other offering expenses, and specifically exclude sales or underwriting commissions. The Partnership is obligated to reimburse Wells Capital, Inc. in an amount equal to the lesser of actual costs incurred, or 3% of total capital raised from the offering and sale of limited partnership units to the public. Wells Capital, Inc. has incurred cumulative organization and offering expenses on behalf of the Partnership of approximately $274,363 as of March 31, 2003, which will be reimbursed by the Partnership upon the sale of units to the public.

(h) Related-Party Transactions

Wells Capital performs certain acquisition and advisory services in connection with the review and evaluation of potential real property acquisitions. In consideration for such services, Wells Capital will receive an acquisition and advisory fee in the amount of 3% of partners’ capital contributions, subject to certain limitations. In addition, Wells Capital will receive reimbursements for certain acquisition expenses such as legal fees, travel expenses, title insurance premium expenses, allocable employee costs, and other costs related to such acquisitions in the amount of .5% of partners’ capital contributions.

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

2.	SUBSEQUENT EVENTS

The Partnership began operations on July 24, 2003 upon the acceptance of subscriptions for the minimum offering of $1,250,000 (125,000 units). As of September 5, 2003, the Partnership had raised a total of $6,047,791 in offering proceeds (604,779 units), comprised of $1,397,028 from the sale of 139,703 cash preferred units and $4,650,763 from the sale of 465,076 tax preferred units.

In a letter dated June 6, 2003, Wells Investment Securities, our Dealer Manager, and Leo F. Wells, III, registered principal of Wells Investment Securities and one of our General Partners, were informed that the NASD had made a determination to institute certain disciplinary proceedings against them. On August 26, 2003, Wells Investment Securities and Mr. Wells settled this contemplated NASD enforcement action against them by entering into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD which contained findings by the NASD that Wells Investment Securities and Mr. Wells had violated certain of its Conduct Rules related to providing non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational conferences sponsored by Wells Investment Securities in 2001 and 2002.

Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although Mr. Wells is now prohibited from acting in a principal capacity with Wells Investment Securities and has, therefore, resigned from all relevant positions in that regard, he will continue to engage in selling efforts on behalf of Wells Investment Securities and other non-principal activities. Mr. Wells will also continue to serve as our General Partner and as the president of both Wells Capital, Inc., our corporate General Partner, and Wells Management Company, Inc., our property manager.

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

(b) Liquidity and Capital Resources

Distributions

The Partnership made no distributions to the General Partners or the original limited partner for the three months ended March 31, 2003.

(c) Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties. Accordingly, upon receiving and accepting the Minimum Offering, the Partnership intends to invest all investor proceeds available for investment into properties.

(d) Related Party Transactions and Agreements

The General Partners have entered into agreements with Wells Capital and its affiliates pursuant to the terms of the prospectus, whereby upon receiving and accepting the Minimum Offering, the Partnership will pay certain fees and reimbursements to Wells Capital (e.g., Dealer-Manager fees, Acquisition and Advisory fees, Acquisition Expenses, Organizational and Offering Expenses, etc.)

(e) Application of Critical Accounting Policies

As the Partnership acquires real estate assets and commences operations, it will apply accounting policies in the preparation of its financial statements. The Partnership’s accounting policies will be established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions are different, it is possible that different accounting policies would be applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

The determination of the estimated fair values of the intangible lease asset or liability will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates, and other variables. If inappropriate estimates with regard to these variables are used, misclassification of assets or liabilities and incorrect calculation of depreciation amounts would occur, which would misstate our net income.

(f) Subsequent Events

The Partnership began operations on July 24, 2003 upon the acceptance of subscriptions for the minimum offering of $1,250,000 (125,000 units). As of September 5, 2003, the Partnership had raised a total of $6,047,791 in offering proceeds (604,779 units), comprised of $1,397,028 from the sale of 139,703 cash preferred units and $4,650,763 from the sale of 465,076 tax preferred units.

In a letter dated June 6, 2003, Wells Investment Securities, our Dealer Manager, and Leo F. Wells, III, registered principal of Wells Investment Securities and one of our General Partners, were informed that the NASD had made a determination to institute certain disciplinary proceedings against them. On August 26, 2003, Wells Investment Securities and Mr. Wells settled this contemplated NASD enforcement action against them by entering into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD which contained findings by the NASD that Wells Investment Securities and Mr. Wells had violated certain of its Conduct Rules related to providing non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational conferences sponsored by Wells Investment Securities in 2001 and 2002.

Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although Mr. Wells is now prohibited from acting in a principal capacity with Wells Investment Securities and has, therefore, resigned from all relevant positions in that regard, he will continue to engage in selling efforts on behalf of Wells Investment Securities and other non-principal activities. Mr. Wells will also continue to serve as our General Partner and as the president of both Wells Capital, Inc., our corporate General Partner, and Wells Management Company, Inc., our property manager.

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

There were no significant changes in the Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P.
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

September 10, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

September 10, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

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