Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND XIV LP
filed 2003-11-10
CIK 1206401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 333-101463 (1933 Act)

WELLS REAL ESTATE FUND XIV, L.P.

(Exact name of registrant as specified in its charter)

Georgia	01-0748981
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes ☒     No ☐

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets—September 30, 2003 (unaudited) and December 31, 2002	3

		Statements of Loss for the Three and Nine Months Ended September 30, 2003 (unaudited)	4

		Statements of Partners’ Capital for the Nine Months Ended September 30, 2003 (unaudited) and the period from October 25, 2002 (inception) through December 31, 2002	5

		Statements of Cash Flows for the Nine Months Ended September 30, 2003 (unaudited)	6

		Condensed Notes to Financial Statements (unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16

	Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION		17

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	(unaudited)
	September 30, 2003	December 31, 2002
ASSETS:
Cash and cash equivalents	$8,363,918	$561
Deferred project costs	335,813	0
Investment in Joint Venture	87	0

Total assets	$8,699,818	$561

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Due to affiliates	$204,731	$0
Commissions payable	101,475	0
Accounts payable	2,722	0

Total liabilities	308,928	0

Partners’ capital:
Limited partners:
Original	0	100
Cash Preferred—476,524 units and 0 units outstanding as of September 30, 2003 and December 31, 2002, respectively	4,169,584	0
Tax Preferred—482,941 units and 0 units outstanding as of September 30, 2003 and December 31, 2002, respectively	4,220,894	0
General partners	412	461

Total partners’ capital	8,390,890	561

Total liabilities and partners’ capital	$8,699,818	$561

See accompanying notes

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF LOSS

	(unaudited)	(unaudited)
	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
REVENUES: Interest income	$3,328	$3,328
Equity in loss of Joint Venture	(13)	(13)

	3,315	3,315

EXPENSES:
Partnership administration	6,126	6,126
Legal and accounting	2,078	2,078

	8,204	8,204

NET LOSS	$(4,889)	$(4,889)

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$0	$0

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(4,840)	$(4,840)

NET LOSS ALLOCATED TO GENERAL PARTNERS	$(49)	$(49)

NET INCOME PER WEIGHTED-AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.00	$0.00

NET LOSS PER WEIGHTED-AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.01)	$(0.02)

CASH DISTRIBUTIONS PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.00	$0.00

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:

CASH PREFERRED LIMITED PARTNER UNIT	121,730	79,994

TAX PREFERRED LIMITED PARTNER UNIT	343,730	225,879

See accompanying notes

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

	Original	Limited Partners				General Partners	Total Partners’ Capital
		Cash Preferred		Tax Preferred
		Units	Amounts	Units	Amounts
BALANCE, (inception) October 25, 2002	$0	0	$0	0	$0	$0	$0
General partner contributions	0	0	0	0	0	500	500
Limited partner contributions	100	0	0	0	0	0	100
Net loss	0	0	0	0	0	(39)	(39)

BALANCE, December 31, 2002	100	0	$0	0	$0	$461	$561
Limited partner contributions	0	476,524	4,765,239	482,941	4,829,410	0	9,594,649
Net loss	0	0	0	0	(4,840)	(49)	(4,889)
Return of original partner contributions	(100)	0	0	0	0	0	(100)
Sales commissions and discounts	0	0	(452,698)	0	(458,794)	0	(911,492)
Offering costs	0	0	(142,957)	0	(144,882)	0	(287,839)

BALANCE, September 30, 2003 (unaudited)	$0	476,524	$4,169,584	482,941	$4,220,894	$412	$8,390,890

See accompanying notes

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENT OF CASH FLOWS

(unaudited) Nine Months Ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,889)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Joint Venture	13
Changes in assets and liabilities:
Accounts payable	2,722

Net cash used in operating activities	(2,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Venture	(100)
Deferred project costs paid	(225,573)

Net cash used in investing activities	(225,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from limited partners	9,501,694
Return of original partner contribution	(100)
Sales commissions and discounts paid	(717,062)
Offering costs paid	(193,348)

Net cash provided by financing activities	8,591,184

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,363,357

CASH AND CASH EQUIVALENTS, beginning of period	561

CASH AND CASH EQUIVALENTS, end of period	$8,363,918

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Deferred project costs due to affiliate	$110,240

Discounts applied to limited partner contributions	$92,955

Accrued sales commissions	$101,475

Accrued offering costs	$94,491

See accompanying notes

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

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

On May 14, 2003, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on July 24, 2003, upon receiving and accepting subscriptions for 125,000 units. As of September 30, 2003, the Partnership has sold 476,524 Cash Preferred Units and 482,941 Tax Preferred Units, net of conversions, for total Limited Partner Capital Contributions of $9,594,649.

The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories; however, the Partnership did not own interests in any real properties as of September 30, 2003. During the periods presented, the Partnership owned interests in the joint venture described below:

Joint Venture	Joint Venture Partners	Properties

Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates,” or the “Joint Venture”)	—Wells Real Estate Fund XIII, L.P. —Wells Real Estate Fund XIV, L.P.

On August 20, 2003 the Partnership and Wells Real Estate Fund XIII, L.P. (“Wells Fund XIII”) entered into a joint venture agreement known as Fund XIII-XIV Associates for the acquisition of real properties. The investment objectives of Wells Fund XIII are substantially identical to those of the Partnership; however, as of September 30, 2003, no properties had yet been acquired by Fund XIII-XIV Associates.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are necessary to fairly present the information for these periods.

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the limited partners holding Cash Preferred Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Tax Preferred Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(d)	Distribution of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed quarterly to the partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective Net Capital Contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash flow from operations will be made to the limited partners holding Tax Preferred Units.

(e)	Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Cash Preferred Units until they receive an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation deductions taken by the limited partners holding Tax Preferred Units with respect to such property.

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until they receive an amount necessary to equal the cash available for distribution received by the limited partners holding Cash Preferred Units on a per-unit basis

•	To limited partners on a per-unit basis until each limited partner has received 100% of his/her Net Capital Contributions, as defined

•	To all limited partners on a per-unit basis until they receive a cumulative 10% per annum return on their Net Capital Contributions, as defined

•	To limited partners on a per-unit basis until they receive an amount equal to their Preferential Limited Partner Return (defined as the sum of a 10% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Tax Preferred Units)

•	To the General Partners until they have received 100% of their Capital Contributions, as defined

•	Then, if limited partners have received any Excess Limited Partner Distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their Net Capital Contributions, as defined, plus their Preferential Limited Partner Return), to the General Partners until they have received distributions equal to 20% of the sum of any such Excess Limited Partner Distributions, plus distributions made to the General Partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners

2.	INVESTMENTS IN JOINT VENTURE

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in the Joint Venture described in Note 1. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Accordingly, the Partnership’s investment in the Joint Venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Venture for the three months and nine months ended September 30, 2003, respectively:

	Total Revenues	Net Loss	Partnership’s Share of Net Loss
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2003	Three Months Ended September 30, 2003
Fund XIII-XIV Associates	$0	$(25)	$(13)

	Total Revenues	Net Loss	Partnership’s Share of Net Loss
	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Fund XIII-XIV Associates	$0	$(25)	$(13)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations/Goodwill and Intangibles

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” (“FAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles.

Upon the acquisition of real properties, it will be the Partnership’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land and building based on management’s determination of the relative fair value of these assets. Management will determine the as-if vacant fair value of a property using methods similar to those used by independent appraisers. The following factors will be considered by management in performing these analyses including an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management will include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management will estimate costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases will be recorded based on the present value (using an interest rate which will reflect the risks associated with the leases acquired) of the difference between (i) the contractual amounts that will be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values will be amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases will include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and will be estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs will be amortized to expense over the remaining terms of the respective leases. The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships will be valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles will be amortized to rental income over the remaining terms of the respective leases.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Venture does not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Selling Commissions and Dealer Manager Fees

The Partnership pays selling commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., an affiliated and registered securities broker-dealer, most of which is re-allowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, Wells Investment Securities, Inc. earns a dealer manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be re-allowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses of representatives of such Participating Dealers of attending educational conferences and seminars. The Partnership had incurred aggregate selling commissions of $578,671 for both the three months and nine months ended September 30, 2003; of these amounts, 7% was re-allowed to Participating Dealers. The Partnership incurred dealer manager fees of $239,866 for both the three and nine months ended September 30, 2003; of these amounts, $127,582 were re-allowed to Participating Dealers for the three and nine months ended September 30 2003.

(b)	Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the Partnership Agreement. Organizational and offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions. As of September 30, 2003, the Partnership had incurred aggregate fees of $287,839, which amounted to 3% of the aggregate gross offering proceeds received to date.

(c)	Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital for acquisition and advisory services and acquisition expenses equal to 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. The Partnership had incurred aggregate fees of $335,813 for the period ended September 30, 2003, which amounted to 3.5% of the aggregate gross offering proceeds received to date.

(d)	Management and Leasing Fees

The Partnership has entered into a property management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management will receive compensation for the management and leasing of the Partnership’s properties owned directly or through joint ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. As of September 30, 2003, the Partnership did not own interests in any real properties and, accordingly, had not incurred any property management and leasing fees.

(e)	Administration Reimbursements

Wells Capital, one of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $6,099 to Wells Capital and its affiliates for these services and expenses for the three and nine months ended September 30, 2003.

(f)	Conflicts of Interest

The General Partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

5.	SUBSEQUENT EVENTS

Property Acquisition

On October 30, 2003, Fund XIII-XIV Associates acquired the Siemens – Orlando Property, two single-story office buildings containing approximately 82,000 rentable square feet and located within a 34-acre business park in Orlando, Florida, from an unrelated third party for approximately $11,709,000, including acquisition costs of approximately $59,000. Following the acquisition of the Siemens – Orlando Property, the Partnership had contributed approximately $5,855,000 and held an approximate 50% equity interest in the Fund XIII-XIV Associates.

Sale of Limited Partnership Units

From October 1, 2003 through October 31, 2003, the Partnership has raised approximately $1,511,610 through the issuance of approximately 96,656 Cash Preferred Units and 54,505 Tax Preferred Units. As of October 31, 2003 approximately 3,389,374 limited partnership units remain available for sale under the Partnership’s offering.

6.	COMMITMENTS AND CONTINGENCIES

On August 26, 2003, Wells Investment Securities, Inc. (“WIS”), the Dealer Manager of the Partnership, and Leo F. Wells, III, the general partner of the Partnership, settled a National Association of Securities Dealers, Inc. (“NASD”) enforcement action against them by entering into a Letter of Acceptance, Waiver and Consent (“AWC”) with the NASD which contained findings by the NASD including that WIS and Mr. Wells had violated certain of its Conduct Rules related to providing noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational conferences sponsored by WIS in 2001 and 2002, and that WIS and Mr. Wells failed to adhere to all the terms of a written undertaking made in March 2001. WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with a member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. The General Partners do not expect any material impact on the financial position or results of operations of the Partnership as a result of this settlement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including the potential inability of the General Partners to locate suitable real estate investments on a timely basis, increases in the purchase price for the types of properties to be acquired by the Partnership resulting from an increased demand for properties having creditworthy tenants, construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows or sales proceeds.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $3,315 for the three months and nine months ended September 30, 2003 and primarily comprised of interest income earned on investor proceeds, as the Partnership did not own any interest in real properties during the periods presented.

Expenses

Expenses of the Partnership were $8,204 for the three months and nine months ended September 30, 2003 and primarily comprised of administrative costs. The Partnership commenced active operations on July 24, 2003 upon receiving and accepting subscriptions for 125,000 units.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(2,154) for the three months and nine months ended September 30, 2003 and primarily attributable to the partnership administration costs and legal and accounting fees further described above.

Cash Flows From Investing Activities

Net cash flows from investing activities were $(225,673) for the three months and nine months ended September 30, 2003 and primarily comprised of acquisition and advisory fees and acquisition expense reimbursements paid to Wells Capital in connection with raising capital during 2003.

Cash Flows From Financing Activities

Net cash flows provided by financing activities were $8,591,184 for the period ended September 30, 2003 and primarily consisted of limited partner contributions, partially offset by the payment of related selling commissions and offering cost reimbursements.

Distributions

The Partnership made no distributions to the Limited Partners or the General Partners for the three months or nine months ended September 30, 2003.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties. Accordingly, the Partnership intends to invest all investor proceeds into investment properties.

(d)  Related Party Transactions and Agreements

The Partnership has entered into agreements with Wells Capital and its affiliates pursuant to the terms of the prospectus, whereby the Partnership pays certain fees and reimbursements to Wells Capital (e.g., dealer-manager fees, Acquisition and Advisory fees, reimbursements for Acquisition Expenses, reimbursements for Organizational and Offering Expenses, etc.) and property management and leasing fees to Wells Management.

(e)  Application of Critical Accounting Policies

As the Partnership acquires real estate assets and commences operations, it will apply accounting policies in the preparation of its financial statements. The Partnership’s accounting policies will be established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions are different, it is possible that different accounting policies would be applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Allocation of Purchase Price of Acquired Assets

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” (“FAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles.

Upon the acquisition of real properties, it will be the Partnership’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land and building based on management’s determination of the relative fair value of these assets. Management will determine the as-if vacant fair value of a property using methods similar to those used by independent appraisers. The following factors will be considered by management in performing these analyses including an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management will include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management will estimate costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases will be recorded based on the present value (using an interest rate which will reflect the risks associated with the leases acquired) of the difference between (i) the contractual amounts that will be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values will be amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases will include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships.

Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and will be estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs will be amortized to expense over the remaining terms of the respective leases. The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships will be valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles will be amortized to rental income over the remaining terms of the respective leases.

Estimates of the fair values of the tangible and intangible assets will require the Partnership to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Partnership’s purchase price allocations which could impact the amount of the Partnership’s reported net income.

(f)  Subsequent Events

Property Acquisition

On October 30, 2003, Fund XIII-XIV Associates acquired the Siemens – Orlando Property, two single-story office buildings containing approximately 82,000 rentable square feet and located within a 34-acre business park in Orlando, Florida, from an unrelated third party for approximately $11,709,000, including acquisition costs of approximately $59,000. Following the acquisition of the Siemens – Orlando Property, the Partnership had contributed approximately $5,855,000 and held an approximate 50% equity interest in the Fund XIII-XIV Associates.

Sale of Limited Partnership Units

From October 1, 2003 through October 31, 2003, the Partnership has raised approximately $1,511,610 through the issuance of approximately 96,656 Cash Preferred Units and 54,505 Tax Preferred Units. As of October 31, 2003 approximately 3,389,374 limited partnership units remain available for sale under the Partnership’s offering.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk- sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

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

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 10, 2003	/s/ LEO F. WELLS, III Leo F. Wells, III President
November 10, 2003	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

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