Form 10-K
period 2003-12-31
WELLS REAL ESTATE FUND XIV LP
filed 2004-03-23
CIK 1206401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                                  to

Commission file number 333-101463 (1933 Act)

WELLS REAL ESTATE FUND XIV, L.P.

(Exact name of registrant as specified in its charter)

Georgia	01-0748981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

CASH PREFERRED UNITS	TAX PREFERRED UNITS
(Title of Class)	(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates:    Not Applicable

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund XIV, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to acquire properties in a timely manner at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). The Partnership was formed on October 25, 2002, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the limited partners must elect whether to have their units treated as Cash Preferred Status Units or Tax Preferred Status Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Status Units or Tax Preferred Status Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On May 14, 2003, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred Status Units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 Units on July 24, 2003. As of December 31, 2003, the Partnership accepted subscriptions for approximately 962,441 Cash Preferred Status Units and 568,246 Tax Preferred Status Units for total limited partner capital contributions of $15,306,870. Pursuant to the terms of the partnership agreement, the original partner’s interest in the Partnership was redeemed for $100 upon the admission of additional limited partners following commencement of operations. After payment of $1,259,199 of selling commissions, $447,139 of organizational and offering costs, $521,662 in acquisition and advisory fees and acquisition expense reimbursements, and investing $9,119,653 in Fund XIII-XIV Associates (as defined below), as of December 31, 2003, the Partnership held net offering proceeds of approximately $4.0 million available for investment in properties.

Management believes that the Partnership would ideally operate through the course of the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fund-raising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Management believes that the Partnership is currently straddling the fundraising phase and investing phase and, accordingly, is focusing on raising capital and devoting resources on locating suitable property acquisitions and managing the existing portfolio.

Cash management is a chief area of focus for the Partnership. Historically, the Partnership has not taken out borrowings from third-party lenders and, while operating cash flows and net property sales proceeds are withheld to provide for known events from time to time, the Partnership does not maintain as a general rule cash reserves for unknown events. Instead, during the holding phase, management prefers to maximize operating cash flows distributed to investors commensurate with the period earned; however, it is likely that, during the positioning for sale phase, the Partnership will be required to use cash flow from operations and/or net sale proceeds from the sale of the Partnership’s properties, which would otherwise be available for distribution to limited partners, to fund tenant improvements, leasing commissions and other leasing costs associated with the re-leasing of the Partnership’s properties. The Partnership’s cash needs evolve during the course of its life cycle and, accordingly, volatility in operating returns is a natural and expected part of the process.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11, “Compensation of General Partners and Affiliates,” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2003.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through its interest in a joint venture. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.	PROPERTIES.

During the periods presented, the Partnership owned interests in the following two properties through the affiliated joint venture listed below (the “Joint Venture”):

Joint Venture	Joint Venture Partners	Properties	Occupancy % as of December 31, 2003
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	1. Siemens – Orlando Building (Acquired on October 30, 2003) Two single-story office buildings located in Orlando, Florida	100%

		2. Randstad – Atlanta Building (Acquired on December 19, 2003) A four-story office building located in Atlanta, Georgia	100%

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of the joint venture partner listed in the above table are substantially identical to those of the Partnership. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Accordingly, investments in the Joint Venture are recorded using the equity method of accounting.

As of December 31, 2003, the lease expirations scheduled during each of the following ten years for all properties owned by the Joint Venture, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2006	1	7,076	$113,455	$56,727	4.8%	5.7%
2007	2	9,888	161,838	80,919	6.7	8.2
2009(1)	1	52,125	766,671	383,335	35.5	38.8
2013(2)	2	77,660	934,862	467,431	53.0	47.3

	6	146,749	$1,976,826	$988,412	100.0%	100.0%

(1)	Expiration of Siemens Shared services LLC lease (52,125 square feet).
(2)	Includes expiration of Randstad lease (64,574 square feet).

The Joint Venture and properties in which the Partnership owns an interest as of December 31, 2003 during the periods presented are further described below:

Fund XIII-XIV Associates

On August 20, 2003, Fund XIII-XIV Associates was formed for the purposes of acquiring, developing, operating, and selling real properties. All income, loss, net cash flow, resale gain and sale proceeds of Fund XIII-XIV Associates are allocated and distributed to the Partnership and Wells Real Estate Fund XIII, L.P. according to their ownership interests, as calculated by the respective cumulative capital contributions made to Fund XIII-XIV

Associates. As of December 31, 2003, the Partnership and Wells Real Estate Fund XIII, L.P. owned approximately 50% and 50%, respectively, of the following two properties based on their respective cumulative capital contributions to Fund XIII-IV Associates:

Siemens – Orlando Building

On October 30, 2003, Fund XIII-XIV Associates acquired the Siemens – Orlando Building, which is comprised of two one-story office buildings, containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The purchase price of the Siemens – Orlando Building was approximately $11,710,000, including closing costs. The acquisition of the Siemens – Orlando Building was funded by equal capital contributions made to Fund XIII-XIV Associates of approximately $5,855,000 by the Partnership and Wells Real Estate Fund XIII, L.P.

The Siemens – Orlando Building, which was completed in 2002, is leased under net lease agreements (i.e., operating costs and maintenance costs are paid by the tenants) to Siemens Shared Services, LLC (approximately 63%); Rinker Materials of Florida, Inc. (approximately 16%); Cape Canaveral Tour & Travel, Inc. (approximately 12%); and Best Buy Stores, L.P. (approximately 9%). As of December 31, 2003, the Siemens-Orlando Building is 100% leased.

Siemens Shared Services LLC (“Siemens”) occupies approximately 52,000 rentable square feet of the Siemens – Orlando Building. Siemens, a subsidiary of Siemens AG, provides accounting and human resources services to the operating subsidiaries of Siemens AG, including Siemens Corporation, the guarantor of the Siemens lease, which conducts the American operations for Siemens AG. Siemens has its corporate headquarters in Iselin, New Jersey. Siemens AG is a worldwide electronics and electrical engineering company with corporate headquarters in Munich, Germany.

The Siemens lease (the “Siemens Lease”) commenced in 2002 and expires in 2009. The current annual base rent payable under the Siemens Lease is approximately $695,000. Siemens has the right, at its option, to extend the initial term of its lease for two additional three-year periods at 95% of the then-current market rental rate. Siemens has an option to lease additional space in the Siemens – Orlando Building upon such space becoming available and subject to first refusal rights of other tenants of the Siemens – Orlando Building. In addition, Siemens has the right to terminate up to 25,000 rentable square feet of the Siemens lease in 2007 by paying a termination fee equal to $7.47 per rentable square foot terminated.

Rinker Materials of Florida, Inc. (“Rinker”) occupies approximately 13,000 rentable square feet of the Siemens – Orlando Building. Rinker is a privately held concrete company with corporate headquarters in West Palm Beach, Florida. Rinker provides construction and building materials in Florida, Georgia, and South Carolina, including cement, aggregate, brick, glass block, reinforcing steel, construction chemicals, drywall, and fireplaces. Rinker is a wholly owned subsidiary of Rinker Group Limited (“Rinker Group”), an Australian company with corporate headquarters in Chatswood, Australia. Rinker Group is a worldwide heavy building materials corporation. The Rinker lease (the “Rinker Lease”) commenced in 2003 and expires in 2013. The current annual base rent payable under the Rinker Lease is approximately $170,000. Rinker has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate. In addition, Rinker has a right of first refusal to lease additional space in the Siemens – Orlando Building upon such space becoming available.

Cape Canaveral Tour and Travel, Inc. (“Cape Canaveral”) occupies approximately 10,000 rentable square feet of the Siemens – Orlando Building under two separate leases. Cape Canaveral is a subsidiary of Kosmas Group International, Inc. (“Kosmas”), the guarantor of the Cape Canaveral leases (the “Cape Canaveral Leases”). Kosmas is a vacation ownership company with corporate headquarters in New Smyrna Beach, Florida. Kosmas provides timeshare ownership of ten resorts in New Smyrna Beach, two in Kissimmee, and one in Key West, Florida. The Cape Canaveral Leases, which commenced in 2002 and 2003, expire in 2007. The current annual base rent payable under the Cape Canaveral Leases is approximately $142,000. Cape Canaveral has the right, at its option, to extend the initial term of its leases for two additional five-year periods at the then-current market rental rate.

Best Buy Stores, L.P. (“Best Buy”) occupies approximately 7,000 rentable square feet of the Siemens-Orlando Building. Best Buy is a wholly owned subsidiary of Best Buy Co., Inc. (“Best Buy Co.”). Best Buy Co. is a retailer of consumer electronics, personal computers, entertainment software and appliances in North America. Best Buy Co., whose shares are publicly traded on the New York Stock Exchange, has its corporate headquarters located in Minneapolis, Minnesota. The Best Buy lease (the “Best Buy Lease”) commenced in 2001 and expires in 2006. The current annual base rent payable under the Best Buy Lease is approximately $102,000. Best Buy has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate.

The average effective annual rental rate per square foot for the Siemens – Orlando Building was approximately $20.26 for 2003, the first year of ownership.

Randstad – Atlanta Building

On December 19, 2003, in a sale-leaseback transaction, Fund XIII-XIV Associates acquired the Randstad – Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet, on an approximately 2.9-acre tract of land located in Atlanta, Georgia. The purchase price of the Randstad – Atlanta Building was approximately $6,520,000, including closing costs. The purchase price was funded by equal capital contributions made to Fund XIII-XIV Associates of approximately $3,260,000 by the Partnership and Wells Real Estate Fund XIII, L.P.

The Randstad – Atlanta Building, which was completed in 1985, is leased under a net lease agreement (i.e., operating costs and maintenance costs are paid by the tenants) entirely to Randstad Staffing Services, Inc. (“Randstad”), an affiliate of Randstad Holdings NV (“Randstad Holdings”). Randstad Holdings, the guarantor of the Randstad lease (the “Randstad Lease”), is an international supplier of temporary and contract staffing services. Randstad, which has its corporate headquarters in the Randstad – Atlanta Building, manages the operations of Randstad Holdings in the United States and Canada. Randstad operates in five core areas, including office, industrial, creative, technical and professional services.

The Randstad Lease commenced in 2003 and expires in 2013. The current annual base rent payable under the Randstad Lease is approximately $646,000. Randstad has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate. In addition, Randstad has a right of first refusal to purchase the Randstad – Atlanta Building should Fund XIII-XIV Associates decide to sell the Randstad – Atlanta Building in the future. Fund XIII-XIV Associates, as landlord, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors and other common areas of the Randstad – Atlanta Building.

The average effective annual rental rate per square foot for the Randstad – Atlanta Building was approximately $11.24 for 2003, the first year of ownership.

ITEM 3.	LEGAL PROCEEDINGS.

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 15, 2004, the Partnership had 1,013,161 outstanding Cash Preferred Status Units held by a total of 225 limited partners and 578,504 outstanding Tax Preferred Status Units held by a total of 29 limited partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

In order for NASD members and their associated persons to participate in the offering and sale of units of the Partnership, the Partnership is required pursuant to NASD Rule 2810(b)(5) to disclose in each annual report distributed to limited partners a per-unit estimated value of the units, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to Section 15.2 of the partnership agreement and the Partnership’s prospectus, the General Partners are required to prepare annual statements of estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Partnership. Pursuant to Section 15.2 of the partnership agreement and the Partnership’s prospectus, during the offering period and for the first three fiscal years following the termination of the offering of units in the Partnership, the estimated value of the units shall be deemed to be $10 per unit for these purposes. The basis for this valuation is the fact that the Partnership is currently engaged in a public offering of its units at the price of $10.00 per unit. However, please note that there is no public trading market for the units nor is one ever expected to develop and there can be no assurance that limited partners could receive $10 per unit if such a market did exist and they sold their units or that they will be able to receive such amount for their units in the future. In addition, the Partnership has not performed an evaluation of the Partnership properties and, therefore, this valuation is not based upon the value of the Partnership properties, nor does it represent the amount limited partners would receive if the Partnership properties were sold and the proceeds distributed to the limited partners in a liquidation of the Partnership, which amount would most likely be less than $10.00 per unit as a result of the fact that, at the time the Partnership is purchasing its properties, the amount of funds available for investment in properties is reduced by the 16% of offering proceeds raised by the Partnership, which are used to pay selling commissions and dealer manager fees, organization and offering expenses and acquisition and advisory fees, as described in more detail in this Annual Report and the Partnership’s prospectus.

After the expiration of this three-year period, the General Partners are required under the partnership agreement to determine an estimated per unit valuation by estimating the amount a holder of Partnership units would receive if the Partnership properties were sold as of the close of the Partnership’s fiscal year at their estimated fair market values and the proceeds from such sales (without reductions for selling expenses and other costs), together with any other funds of the Partnership, were distributed in a liquidation of the Partnership. Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained. Accordingly, these estimates, when prepared by the General Partners, should not be viewed as an accurate reflection of the values of the limited partners’ units, what a limited partner might be able to sell his units for, or the fair market value of the Partnership properties, nor will they represent the amount of net proceeds limited partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations to be performed by the General Partners will be estimates only, and will be based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations.

Limited partners holding Cash Preferred Status Units are entitled to a distribution from Net Cash From Operations, as defined in the partnership agreement, of cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the limited partners holding Cash Preferred Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to limited partners holding Tax Preferred Status Units. Holders of Cash Preferred Status Units will, except in limited circumstances, be allocated none of the Partnership’s net loss, depreciation, and amortization deductions. These deductions will be allocated to limited partners holding Tax Preferred Status Units until their capital account balances have been reduced to zero.

Cash available for distribution to the limited partners is distributed on a quarterly basis. Cash distributions made to limited partners holding Cash Preferred Status Units during 2003 is summarized below:

Distributions for Quarter Ended	Total Cash Distributed	Investment Income	Return of Capital
June 30, 2003	$ 0	$0.00	$0.00
September 30, 2003	$ 0	$0.00	$0.00
December 31, 2003	$74,525	$0.15	$0.00

The fourth quarter 2003 distribution was accrued in 2003 and paid to limited partners holding Cash Preferred Status Units in February 2004. No distributions have been made to limited partners holding Tax Preferred Status Units or to the General Partners in 2003 or 2002.

ITEM 6.	SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the year ended December 31, 2003 and 2002:

	2003	2002
Total assets	$13,468,607	$561
Total revenues	31,420	0
Net loss	(52,929)	(39)
Net loss allocated to General Partners	(461)	(39)
Net income allocated to Cash Preferred Limited Partners	57,392	0
Net loss allocated to Tax Preferred Limited Partners	(109,860)	0
Net income per weighted average (1) Cash Preferred Limited Partner Unit	$0.12	$0.00
Net loss per weighted average (1)
Tax Preferred Limited Partner Unit	$(0.22)	$0.00
Cash Distributions per weighted average (1) Cash Preferred Limited Partner Unit:
Investment Income	$0.15	$0.00
Return of Capital	$0.00	$0.00

(1)	Weighted average units are calculated by averaging the number of units over the period during which they are outstanding and converted to/from Cash Preferred Status Units or Tax Preferred Status Units.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)    Overview

Management believes that the Partnership is currently straddling the fundraising phase and the investing phase. As of December 31, 2003, the Partnership owned interests in two properties through interests in an affiliated joint venture and held investor proceeds of approximately $4.0 million available for investment in properties. As of the date of this filing, each of the two properties in which the Partnership owns an interest is fully leased to tenants at the beginning of their respective initial lease terms.

As the Partnership evolves through the life cycle detailed in Item 1, our most significant risks and challenges continue to evolve concurrently. Later as we embark into the holding phase, we will focus resources on managing the Partnership existing portfolio and locating suitable replacement tenants for vacant space as necessary. At such time as we enter the positioning for sale phase, we anticipate that we will focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs and portfolio costs. During the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

The Partnership commenced operations on July 24, 2003. Accordingly, gross revenues of the Partnership increased for 2003, as compared to 2002, as the Partnership invested in two income-producing properties through Fund XIII-XIV Associates as further discussed below.

Substantially all of our recurring operating revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (b) below, we anticipate increases in cash available for operating distributions to limited partners as the Partnership benefits from a full year of operations for the properties acquired in 2003 and to be acquired in 2004 with the remaining investor proceeds.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be recovering; however, thus far it has been a jobless recovery, and because of this, real estate office fundamentals may not improve until employment growth strengthens. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. The jobless recovery has resulted in a demand deficit for office space. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into the asset class. This increased capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in underwriting parameters between well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slow down in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

(b)    Results of Operations

Gross Revenues of the Partnership

Gross revenues of the Partnership increased to $31,420 for 2003, as compared to $0 for 2002, as the Partnership commenced operations on July 24, 2003. During the periods presented, the Partnership invested in two income-producing properties through Fund XIII-XIV Associates as further discussed below.

Equity In Income of Joint Venture

Gross Revenues of Joint Venture

Gross revenues of the Joint Venture increased in 2003, as compared to 2002, primarily due to the acquisitions of the Siemens – Orlando Building in October 2003 and Randstad – Atlanta Building in December 2003.

Expenses of Joint Venture

The expenses of the Joint Venture increased in 2003, as compared to 2002, primarily due to the operating costs incurred related to the Siemens – Orlando Building acquired in October 2003 and Randstad – Atlanta Building acquired in December 2003.

As a result of the aforementioned factors, equity in income of Joint Venture was $18,205 and $0 for 2003 and 2002, respectively.

Expenses of the Partnership

Expenses of the Partnership increased to $84,349 for 2003, as compared to $39 for 2002, primarily due to increases in organizational expenses, administrative salaries, and legal and accounting fees related to the growth of the offering and operations as a result of commencing active operations in July 2003.

Net Loss of the Partnership

As a result of the aforementioned factors, net loss of the Partnership was $52,929 for 2003, as compared to $39 for 2002.

(c)    Liquidity and Capital Resources

On May 14, 2003, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units, at $10.00 per unit, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on July 24, 2003, upon receiving and accepting subscriptions for 125,000 units. As of December 31, 2003, the Partnership had sold 962,441 Cash Preferred Status Units and 568,246 Tax Preferred Status Units, net of conversions, held by a total of 210 and 27 limited partners, respectively, for total limited partner capital contributions of $15,306,870. After payment of $1,259,199 of selling commissions, $447,139 of organizational and offering costs, $521,662 in acquisition and advisory fees and acquisition expense reimbursements, and investing $9,119,653 in Fund XIII-XIV Associates, as of December 31, 2003, the Partnership held net offering proceeds of approximately $4.0 million available for investment in properties.

Cash Flows From Operating Activities

Net cash flows from operating activities were $(67,404) for 2003, as compared to $(39) for 2002. The increase in cash flows used is primarily due to the increase in expenses of the Partnership, as described above, partially offset by interest income earned on investor proceeds during 2003.

Cash Flows From Investing Activities

Net cash from investing activities were $(9,641,316) for 2003, as compared to $0 for 2002, primarily due to: (i) the Partnership’s investment in Fund XIII-XIV Associates for the purchase of the Siemens – Orlando Building and the Randstad – Atlanta Building in 2003, and (ii) payment of acquisition and advisory fees and acquisition expense reimbursements to Wells Capital, pursuant to the prospectus, which are capitalized and recorded as deferred project costs.

Cash Flows From Financing Activities

Net cash flows from financing activities increased to $13,503,167 for 2003, as compared to $600 for 2002, as the Partnership’s offering commenced in 2003.

Distributions

The Partnership made distributions to the limited partners holding Cash Preferred Status Units of $0.15 per unit for the quarter ended December 31, 2003. Such distributions have been made from net cash from operations and distributions received from the Partnership’s investment in Fund XIII-XIV Associates. No distributions have been made to the limited partners holding Tax Preferred Status Units or to the General Partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties. As of December 31, 2003, the Partnership was holding net offering proceeds of approximately $4.0 million available for investment in such properties. At this time the General Partners are unaware of any specific need requiring capital resources from the Partnership.

(d)    Related-Party Transactions

Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the partnership agreement. Organizational and offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions. As of December 31, 2003, the Partnership had paid aggregate fees of $459,206 to Wells Capital, which amounted to 3% of the aggregate gross offering proceeds received to date.

Selling Commissions and Dealer-Managers Fees

The Partnership pays selling commissions and dealer manager fees up to 7% and equal to 2.5%, respectively, of aggregate gross offering proceeds to Wells Investment Securities, Inc., an affiliated and registered securities broker-dealer, and/or other broker-dealers participating in the offering of the Partnership’s limited partner units (“Participating Dealers”). Wells Investment Securities, Inc. may re-allow a portion of its dealer-manager fee to Participating Dealers in the aggregate amount of up to 1.5% of aggregate gross offering proceeds as marketing fees, or to reimburse Participating Dealers for the costs and expenses of representatives of such Participating Dealers of attending educational conferences and seminars. As of December 31, 2003, the Partnership had paid aggregate selling commissions of $1,071,481 and dealer-manager fees of $382,672, of which all $1,071,481 of the selling commissions and $214,856 of the dealer-manager fees were re-allowed to Participating Dealers.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital for acquisition and advisory services and acquisition expense reimbursements equal to 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. As of December 31, 2003, the Partnership had paid aggregate fees of $535,740 to Wells Capital, which amounted to 3.5% of the aggregate gross offering proceeds received to date.

Property Management, Leasing, and Asset Management Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership properties equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term (ten or more years) net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are not paid directly by the Partnership but by the joint venture entity, which owns the properties. The Partnership’s share of these fees was $8,291 for the year ended December 31, 2003.

Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2003, the Partnership had paid $10,476 to Wells Capital and its affiliates for reimbursement of such administrative services. See Note 8 to the financial statements included with this report for a summary of the Partnership’s administrative costs.

Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

(e)    Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation.

(f)    Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognize an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held either directly or indirectly by the Partnership at December 31, 2003.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Venture and net income of the Partnership.

Allocation of Purchase Price of Acquired Assets

During 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141, “Business Combination,” (“FAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Partnership’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are amortized to rental income over the remaining terms of the respective leases.

Estimates of the fair values of the tangible and intangible assets requires the Partnership to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Partnership’s purchase price allocations which could impact the amount of the Partnership’s reported net income.

(g)	Subsequent Event

On March 19, 2004, the General Partners, Leo F. Wells, III and Wells Capital, as well as Wells Investment Securities, Inc., the dealer manager, Wells Management Company, Inc., the property manager, and Wells Real Estate Fund I (“Wells Defendants”) received notice of a putative class action complaint, which was filed in the Superior Court of Gwinnett County, Georgia on March 12, 2004 (Civil Action File No. 04-A-2791 2). The complaint was filed by James Hendry, Karen Beneda, Robert Beneda, and William Mullin, as plaintiffs, purportedly on behalf of all limited partners holding Class B units of Wells Real Estate Fund I (“Wells Fund I’’) as of January 15, 2003. The complaint alleges, among other things, that (1) Mr. Wells, Wells Capital, Wells Investment Securities, Inc. and Wells Fund I negligently and/or fraudulently made false statements and/or made material omissions in connection with the initial sale of the Class B units to investors of Wells Fund I by making false statements or omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of Class B units; (2) Mr. Wells, Wells Capital and Wells Fund I negligently and/or fraudulently misrepresented and/or concealed disclosure of, among other things, alleged discrepancies between such statements and the allocations in the partnership agreement for a period of time in order to raise money for future syndications and to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I; and (3) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all class members’ purchases of Class B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses. It is too early to predict what impact this matter may have on the General Partners of the Partnership.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Registrant and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2003 and 2002.

ITEM 9A. CONTROLS	AND PROCEDURES.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

ITEM 10. GENERAL	PARTNERS OF THE PARTNERSHIP.

Wells Capital

Wells Capital was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions.

Leo F. Wells, III

Mr. Wells, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is the corporate general partner of our other General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“Wells Investment Securities”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the President and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and Wells Investment Securities entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002. Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

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

Wells Investment Securities consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although he is temporarily prohibited from acting in a principal capacity with Wells Investment Securities, Mr. Wells continues to engage in selling efforts and other non-principal activities on behalf of Wells Investment Securities.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate General Partner of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of the corporate General Partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing and enforcing the code of ethics. However, since the Partnership and corporate General Partner do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to our corporate General Partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of our corporate General Partner performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Investor Services Department at (800) 557-4830 or (770) 243-8282.

ITEM 11. COMPENSATION	OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 2003.

Name of Individual or Number in Group	Capacities in Which Served Form of Compensation	Cash Compensation
Wells Capital	Acquisition and Advisory Fees and Acquisition Expenses	$521,662
Wells Capital	General Partner of Wells Partners, L.P. Reimbursement of Organization and Offering Expenses	$447,139
Wells Investment Securities, Inc.	Dealer-Manager Selling Commissions	$1,259,199	(1)
Wells Management	Property Management, Leasing, and Asset Management Fees	$8,060	(2)
Wells Capital	Administrative services such as accounting and other partnership administration	$5,067

(1)	This amount includes all selling commissions and dealer-manager fees paid or payable to Wells Investment Securities, Inc., a substantial portion of which were reallocated to other broker-dealers.

(2)	These property management, leasing and asset management fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which such services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2003 but not actually paid until January 2004. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management by the Joint Venture described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by the joint venture for services rendered during 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 15, 2004.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Cash Preferred Status Units	Leo F. Wells, III	0 Units	0%

No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash flow from operations or net sales proceeds for the year ended December 31, 2003.

Property Management and Leasing Fees – Incurred by the Joint Venture

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership properties equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term (ten or more years) net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Wells Management has received a total of $8,060 in property management and leasing fee compensation for services rendered during the year ended December 31, 2003.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners or their affiliates have not received any real estate commissions in 2003.

Acquisition and Advisory Fees and Expenses

The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital for acquisition and advisory services performed on the Partnership’s behalf. These payments, as provided by the partnership agreement, are equal to 3.5% of the limited partners’ capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of December 31, 2003, amounted to $535,740 and represented approximately 3.5% of the limited partners’ capital contributions.

Organizational and Offering Expenses

Wells Capital pays all the organization and offering expenses for the Partnership. Wells Capital may be reimbursed by the Partnership to the extent that such organization and offering expenses do not exceed 3% of total limited partners’ capital contributions. As of December 31, 2003, the Partnership had reimbursed Wells Capital for $459,206 in organization and offering expenses, which amounted to approximately 3% of limited partners’ capital contributions.

Expense Reimbursements

See Note 8 to the Partnership’s financial statements included with this report for a description of the administrative costs and reimbursements made to the General Partners and their affiliates during the year ended December 31, 2003.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible non-auditing services provided by our independent public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent public accountants or on an individual basis. The preapproval of certain audit-related services and certain non-auditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Public Accountants

As indicated in Item 9 above, we engaged Ernst & Young to be our independent public accountants on July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2003 and 2002, are set forth in the table below.

	2003	2002
Audit Fees	$63,933	$21,186
Audit-Related Fees	0	0
Tax Fees	310	0

Total	$64,243	$21,186

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.	The Financial Statements are contained on pages F-2 through F-25 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	The Partnership filed a Current Report on Form 8-K dated December 19, 2003 reporting the acquisition of the Randstad-Atlanta Building by Fund XIII-XIV Associates.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibits Index attached hereto.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P.
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

March 23, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

March 23, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer
of Wells Capital, Inc.

EXHIBIT INDEX

TO

2003 FORM 10-K

OF

WELLS REAL ESTATE FUND XIV, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit No.	Description of Document
*3.1	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XIV, L.P. (included as Exhibit A to Prospectus)

*3.2	Certificate of Limited Partnership of Wells Real Estate Fund XIV, L.P. dated October 25, 2002 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.1	Amended and Restated Escrow Agreement between Wells Real Estate Fund XIV, L.P. and SouthTrust Bank (Exhibit 10.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.2	Property Management, Leasing and Asset Management Agreement between Wells Real Estate Fund XIV, L.P. and Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.3	Agreement of Purchase and Sale of Property for Siemens Orlando Buildings and third amendment thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.4	Lease Agreement with Siemens Shared Services LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.5	Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, File No. 0-49633)

*10.6	Purchase and Sale Agreement for Randstad Atlanta Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, File No. 0-49633)

*10.7	Lease Agreement for Randstad Atlanta Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, File No. 0-49633)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund XIV, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIV, L.P. (a Georgia public limited partnership) as of December 31, 2003 and 2002, and the related statements of loss, partners’ capital, and cash flows for the year ended December 31, 2003 and the period from October 25, 2002 (Inception) through December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIV, L.P. at December 31, 2003 and 2002 and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from October 25, 2002 (Inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

WELLS REAL ESTATE FUND XIV, L.P.

                                                                       (A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002

INVESTMENT IN JOINT VENTURE	$9,419,352	$0

CASH AND CASH EQUIVALENTS	3,795,008	561

DEFERRED PROJECTS COSTS	155,759	0

DUE FROM JOINT VENTURE	98,488	0

Total assets	$13,468,607	$561

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Commissions payable	$50,517	0
Partnership distributions payable	74,525	0
Due to affiliate	26,146
Accounts payable	3,730	0

Total liabilities	154,918	0

PARTNERS’ CAPITAL:
Limited partners (4,500,000 units authorized):
Original	0	100
Cash Preferred – 962,441 and 0 units issued and outstanding as of December 31, 2003 and 2002, respectively	8,433,881	0
Tax Preferred – 568,246 and 0 units issued and outstanding as of December 31, 2003 and 2002, respectively	4,879,808	0
General partners	0	461

Total partners’ capital	13,313,689	561

Total liabilities and partners’ capital	$13,468,607	$561

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF LOSS

FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD FROM

OCTOBER 25, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

	2003	2002
REVENUES:
Equity in income of Joint Venture	$18,205	$0
Interest income	13,215	0

	31,420	0

EXPENSES:
Organizational expenses	47,171	0
Legal and accounting	22,135	0
Partnership administration	15,030	39
Other general and administrative	13	0

	84,349	39

NET LOSS	$(52,929)	$(39)

NET LOSS ALLOCATED TO GENERAL PARTNERS	$(461)	$(39)

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$57,392	$0

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(109,860)	$0

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.12	$0.00

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.22)	$0.00

DISTRIBUTIONS PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.15	$0.00

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	498,431	0

TAX PREFERRED	504,535	0

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD FROM

OCTOBER 25, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

	Limited Partners					General Partners	Total Partners’ Capital
		Cash Preferred		Tax Preferred
	Original	Units	Amount	Units	Amount
BALANCE, October 25, 2002 (Inception)	$100	0	$0	0	$0	$500	$600

Net loss	0	0	0	0	0	(39)	(39)
Partnership distributions	0	0	0	0	0	0	0
Limited partner contributions	0	0	0	0	0	0	0
Sales commissions and discounts	0	0	0	0	0	0	0
Offering costs	0	0	0	0	0	0	0
Return of capital	0	0	0	0	0	0	0

BALANCE, December 31, 2002	100	0	0	0	0	461	561

Limited partner contributions	0	962,441	9,624,406	568,246	5,682,464	0	15,306,870
Net income (loss)	0	0	57,392	0	(109,860)	(461)	(52,929)
Return of original partner contributions	(100)	0	0	0	0	0	(100)
Partnership distributions	0	0	(74,525)	0	0	0	(74,525)
Sales commissions and discounts	0	0	(914,319)	0	(539,834)	0	(1,454,153)
Offering costs	0	0	(259,073)	0	(152,962)	0	(412,035)

BALANCE, December 31, 2003	$0	962,441	$8,433,881	568,246	$4,879,808	$0	$13,313,689

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD FROM

OCTOBER 25, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,929)	$(39)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of Joint Venture	(18,205)	0
Changes in assets and liabilities:
Accounts payable	3,730	0

Total adjustments	(14,475)	0

Net cash used in operating activities	(67,404)	(39)

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to Joint Venture	(9,119,654)	0
Deferred project costs paid	(521,662)	0

Net cash used in investing activities	(9,641,316)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Original limited partners’ contributions	0	100
Original general partners’ contributions	0	500
Return of original partner contribution	(100)	0
Limited partners’ contributions	15,162,434	0
Sales commissions	(1,259,199)	0
Offering costs paid	(399,968)	0

Net cash provided by financing activities	13,503,167	600

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,794,447	561

CASH AND CASH EQUIVALENTS, beginning of period	561	0

CASH AND CASH EQUIVALENTS, end of period	$3,795,008	$561

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from Joint Venture	$98,488	$0

Deferred project costs contributed to Joint Venture	$379,981	$0

Deferred project costs due to affiliate	$14,078	$0

Deferred offering costs due to affiliate	$12,068	$0

Partnership distributions payable	$74,525	$0

Discounts applied to limited partner contributions	$144,436	$0

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

                                                                       (A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund XIV, L.P. (or, the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). The Partnership was formed on October 25, 2002 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Status Units or Tax Preferred Status Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Status Units or Tax Preferred Status Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On October 25, 2002, the Partnership was organized under the laws of the state of Georgia upon accepting initial contributions from the General Partners and Original Limited Partner of $500 and $100, respectively. On May 14, 2003, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on July 24, 2003. As of December 31, 2003, the Partnership accepted subscriptions for approximately 962,441 Cash Preferred units and 568,246 Tax Preferred units for total Limited Partner capital contributions of $15,306,870. Pursuant to the terms of the partnership agreement, the Original Partner’s interest in the Partnership was redeemed for $100 upon the admission of additional limited partners following commencement of operations.

During the periods presented, the Partnership owned interests in the following two properties through the affiliated joint venture listed below (the “Joint Venture”):

Joint Venture	Joint Venture Partners	Properties
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.

1. Siemens – Orlando Building

(Acquired on October 30, 2003) Two single-story office buildings located in Orlando, Florida

2. Randstad – Atlanta Building

(Acquired on December 19, 2003) A four-story office building located in Atlanta, Georgia

WELLS REAL ESTATE FUND XIV, L.P.

                                                                       (A Georgia Public Limited Partnership)

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Investment in Joint Venture

The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Accordingly, the Partnership’s investment in the Joint Venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. Pursuant to the terms of the Joint Venture agreement, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

Deferred Project Costs

The Partnership pays certain fees to Wells Capital related to the acquisition of properties. Such fees are capitalized to the cost of properties, included in the capitalized assets of the Joint Venture, and depreciated on the same basis and over the respective useful lives of the related assets. Deferred project costs represent fees paid, which have not yet been invested and allocated to properties.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Distributions of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, will be distributed to the limited partners on a quarterly basis. In accordance with the partnership agreement, distributions are paid first to limited partners holding Cash Preferred units until they have received a 10% per annum return on their net capital contributions, as defined. Then, such distributions are paid to the General Partners until they have received 10% of the total amount distributed with respect to the fiscal year. Any remaining cash available for distribution is split 90% to the limited partners holding Cash Preferred units and 10% to the General Partners. No operating cash distributions will be made to the limited partners holding Tax Preferred units.

WELLS REAL ESTATE FUND XIV, L.P.

                                                                       (A Georgia Public Limited Partnership)

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	To limited partners holding units which at any time have been treated as Tax Preferred units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Cash Preferred units on a per unit basis

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contribution, as defined

•	To all limited partners on a per-unit basis until each limited partner has received a cumulative, noncompounded 10% per annum return on his net capital contribution, as defined

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred units, and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred units)

•	To the General Partners until they have received 100% of their capital contributions, as defined

•	In the event that the limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner returns), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions, plus distributions made to the General Partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Cash Preferred units and 1% to the General Partners.

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Tax Preferred units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the Partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Tax Preferred units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

WELLS REAL ESTATE FUND XIV, L.P.

                                                                       (A Georgia Public Limited Partnership)

Recent Accounting Pronouncements

Business Combinations / Goodwill and Intangibles

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Partnership’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The above-market and below-market lease values are capitalized as lease intangible assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are amortized to rental income over the remaining terms of the respective leases.

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

WELLS REAL ESTATE FUND XIV, L.P.

                                                                       (A Georgia Public Limited Partnership)

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

2.	DEFERRED PROJECT COSTS

The Partnership pays a percentage of limited partner contributions to Wells Capital for acquisition and advisory services and as a reimbursement for acquisition expenses. These payments, as stipulated by the partnership agreement, are equal to 3.5% of limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2003 were $535,740 and amounted to 3.5% of limited partners’ contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in the capitalized assets of the Joint Venture. Deferred project costs at December 31, 2003 represent fees not yet allocated to specific properties.

3.	OFFERING COSTS

As of December 31, 2003, Wells Capital incurred offering expenses on behalf of the Partnership in the aggregate amount of $1,103,372, of which the Partnership has reimbursed Wells Capital for $459,206, approximately 3% of aggregate gross offering proceeds. Offering costs, to the extent they exceed 3% of gross offering proceeds, will be paid by Wells Capital and not by the Partnership. Offering costs include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions.

4.	RELATED-PARTY TRANSACTIONS

Due from Joint Venture at December 31, 2003 represents the Partnership’s share of the cash to be distributed from the Joint Venture for the fourth quarter of 2003.

The Partnership entered into a property management, leasing and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Venture pays Wells Management property management, leasing and asset management fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture was $8,291 for the year ended December 31, 2003, which is payable to Wells Management.

Wells Capital performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2003, the Partnership reimbursed $10,476 to Wells Capital and its affiliates for such administrative services.

WELLS REAL ESTATE FUND XIV, L.P.

                                                                       (A Georgia Public Limited Partnership)

The General Partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

5.	INVESTMENT IN JOINT VENTURE

Fund XIII-XIV Associates

On August 20, 2003, Fund XIII-XIV Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. On October 30, 2003, Fund XIII-XIV Associates purchased two single-story office buildings comprised of 82,000 square feet, known as the Siemens – Orlando Building located in Orlando, Florida. On December 19, 2003, Fund XIII-XIV Associates purchased a 64,574-square-foot, four-story office building, known as the Randstad Atlanta Building located in Atlanta, Georgia.

The Partnership’s investment and percentage ownership in the Joint Venture at December 31, 2003 is summarized as follows:

	Amount	Percent
Fund XIII – XIV Associates	$9,419,352	50%

The following is a roll-forward of the Partnership’s investment in the Joint Venture for the year ended December 31, 2003:

2003
Investment in Joint Venture, beginning of year	$0
Equity in income of Joint Venture	18,205
Contributions to Joint Venture	9,499,635
Distributions from Joint Venture	(98,488)

Investment in Joint Venture, end of year	$9,419,352

Condensed financial information for the Joint Venture as of December 31, 2003 follows:

	Total Assets December 31, 2003	Total Liabilities December 31, 2003	Total Equity December 31, 2003
Fund XIII – XIV Associates	$19,061,266	$222,562	$18,838,704

	Total Revenues For the Period Ended December 31, 2003	Net Income For the Period Ended December 31, 2003
Fund XIII – XIV Associates	$227,378	$36,410

WELLS REAL ESTATE FUND XIV, L.P.

                                                                       (A Georgia Public Limited Partnership)

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the year ended December 31, 2003:

2003
Financial statement net income	$(52,929)
Increase in net income resulting from:
Non-deductible meals & entertainment	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	13,318
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	41,342
Capitalization of organization costs for income tax purposes, which are accounted for as expenses for financial reporting purposes	47,171
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	0
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(7,568)

Federal Income Tax basis net income	$41,334

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the year ended December 31, 2003 and the period ended December 31, 2002:

	2003	2002
Financial statement partners’ capital	$13,313,689	$561
Increase in partners’ capital resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	13,318	0
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	41,342	0
Meals & Entertainment	0	0
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	0	0
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	1,866,188	0
Capitalization of organization costs for income tax purposes, which are accounted for as expenses for financial reporting purposes	47,171	0
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(7,568)	0
Partnership distributions payable	74,525	0

Income tax basis partners’ capital	$15,348,665	$561

WELLS REAL ESTATE FUND XIV, L.P.

                                                                       (A Georgia Public Limited Partnership)

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2003:

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$0	$0	$3,315	$28,105
Net (loss) income	0	0	(4,889)	(48,040)
Net loss allocated to the General Partners	0	0	(49)	(412)
Net income allocated to Cash Preferred limited partners	0	0	0	57,392
Net loss allocated to Tax Preferred limited partners	0	0	(4,840)	(105,020)
Net income per weighted average Cash Preferred limited partner unit outstanding	$0.00	$0.00	$0.00	$0.12
Net loss per weighted average Tax Preferred limited partner unit outstanding	$0.00	$0.00	$(0.01)	$(0.21)
Distribution per weighted average Cash Preferred limited partner unit outstanding	$0.00	$0.00	$0.00	$0.15

8.	PARTNERSHIP ADMINISTRATION AND LEGAL AND ACCOUNTING COSTS:

Partnership administration and legal and accounting costs for the year ended December 31, 2003 are comprised of the following items:

Salary reimbursements	$10,476
Printing expenses	4,442
Legal fees	5,259
Independent accounting fees	16,876
Office expense	112

Total partnership administration and legal and accounting costs	$37,165

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheet of Fund XIII and Fund XIV Associates, a Georgia joint venture, as of December 31, 2003, and the related statements of income, partners’ capital, and cash flows for the period from August 20, 2003 (Inception) through December 31, 2003. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates at December 31, 2003, and the results of its operations and its cash flows for the period from August 20, 2003 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

BALANCE SHEET

DECEMBER 31, 2003

ASSETS
Real estate assets, at cost:
Land	$2,656,250
Building and improvements, less accumulated depreciation of $86,017	11,527,422
Intangible lease assets, less accumulated amortization of $60,917	2,543,746

Total real estate assets	16,727,418
Lease origination costs, less accumulated amortization of $28,767	2,095,951
Cash and cash equivalents	199,406
Accounts receivable	38,491

Total assets	$19,061,266

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$196,976
Accounts payable	25,586

Total liabilities	222,562

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	9,419,352
Wells Real Estate Fund XIV, L.P.	9,419,352

Total partners’ capital	18,838,704

Total liabilities and partners’ capital	$19,061,266

See accompanying notes.

STATEMENT OF INCOME

FOR THE PERIOD FROM AUGUST 20, 2003 (INCEPTION)

THROUGH DECEMBER 31, 2003

Revenues:
Rental income	$169,895
Reimbursement income	57,483

227,378
Expenses:
Depreciation	86,017
Operating costs	40,834
Management and leasing fees	16,581
Legal and accounting	14,691
Joint Venture administration	4,078
Amortization of lease origination costs	28,767

190,968

Net income	$36,410

Net income allocated to Wells Fund XIII	$18,205

Net income allocated to Wells Fund XIV	$18,205

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENT OF PARTNERS’ CAPITAL

FOR THE PERIOD FROM AUGUST 20, 2003 (INCEPTION)

THROUGH DECEMBER 31, 2003

	Wells Fund XIII	Wells Fund XIV	Total Partners’ Capital
Balance, August 20, 2003 (inception)	$0	$0	$0
Net income	18,205	18,205	36,410
Partnership contributions	9,499,635	9,499,635	18,999,270
Partnership distributions	(98,488)	(98,488)	(196,976)

Balance, December 31, 2003	$9,419,352	$9,419,352	$18,838,704

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 20, 2003 (INCEPTION)

THROUGH DECEMBER 31, 2003

Cash flows from operating activities:
Net income	$36,410

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86,017
Amortization of intangible lease origination costs	28,767
Amortization of intangible lease asset	60,917
Changes in assets and liabilities:
Accounts receivable	(38,491)
Accounts payable	25,586

Total adjustments	162,796

Net cash provided by operating activities	199,206

Cash flows from investing activities:
Investment in real estate assets	(16,114,388)
Intangible lease origination costs paid	(2,124,718)

Net cash used in investing activities	(18,239,106)

Cash flows from financing activities:
Contributions from joint venture partners	18,239,306

Net cash provided by financing activities	18,239,306

Net increase in cash and cash equivalents	199,406
Cash and cash equivalents, beginning of period	0

Cash and cash equivalents, end of period	$199,406

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred project costs contributed to the Joint Venture	$759,964

Partnership distributions payable	$196,976

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On August 20, 2003, Wells Real Estate Fund XIII, L.P. (“Wells Fund XIII”) and Wells Real Estate Fund XIV, L.P. (“Wells Fund XIV”) entered into a joint venture to form Fund XIII and Fund XIV Associates (the “Joint Venture”). The general partners of Wells Fund XIII and Wells Fund XIV are Leo F. Wells, III and Wells Capital, Inc.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On October 30, 2003, the Joint Venture purchased an 82,000-square-foot, two single-story office building located in Orlando, Florida, known as the Siemens-Orlando Building. On December 19, 2003, in a sale-leaseback transaction, the Joint Venture acquired the Randstad-Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheet.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund XIII and Wells Fund XIV in accordance with their respective ownership interests of 50% each. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

The Joint Venture has adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Intangible Lease Assets

The Joint Venture has adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles”. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Joint Venture’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases. The above-market and below-market lease values are capitalized as lease intangible assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to rental income over the remaining term of the respective leases.

As a result of adopting the standards, $2,604,664 was recorded as intangible lease assets for the Siemens Orlando Building and the Randstad Atlanta Building, which were both acquired in 2003. In addition, $2,124,718 was recorded as lease origination costs associated with the 2003 acquisitions of the Siemens-Orlando Building and the Randstad Atlanta Building.

The intangible lease assets and lease origination costs are recorded at estimated fair market value at the date of acquisition, and are amortized over the remaining terms of the respective leases. As of the period ended December 31, 2003, $60,917 of accumulated amortization relating to the intangible lease assets was recognized as a net decrease in rental revenues and $28,767 of accumulated amortization relating to lease origination costs was recognized as amortization of lease origination costs in the statement of income. The weighted average amortization period for the intangible lease assets was approximately 10 years.

The remaining unamortized balances of the intangible lease assets and lease origination costs will be amortized as follows:

	Intangible Lease Assets	Lease Origination Costs
For the year ending December 31:
2004	$421,438	$282,607
2005	421,438	282,607
2006	417,042	281,464
2007	363,566	267,182
2008	307,228	248,354
Thereafter	613,034	733,737

	$2,543,746	$2,095,951

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.

Deferred Project Costs

Wells Fund XIII and Wells Fund XIV pay 3.5% of gross capital contributions to Wells Capital, Inc. for acquisition and advisory services, subject to certain overall limitations provided in the respective partnership agreements. These fees were capitalized by Wells Fund XIII and Wells Fund XIV as paid and allocated to specific properties, including the Siemens-Orlando Building and the Randstad-Atlanta Building upon acquisition by the Joint Venture. Accordingly, such deferred project costs are included in the capitalized assets of the Joint Venture.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund XIII and Wells Fund XIV are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund XIII and Wells Fund XIV entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees of $16,581 for the period from August 20, 2003 (Inception) to December 31, 2003 which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, the Joint Venture reimbursed $4,735 to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund XIII and Wells Fund XIV are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases at December 31, 2003 is as follows:

Year ended December 31:
2004	$1,765,022
2005	1,795,999
2006	1,818,395
2007	1,728,060
2008	1,612,597
Thereafter	4,928,590

$13,648,663

Three tenants contributed approximately 37%, 27% and 21% of rental income for the year ended December 31, 2003. In addition, three tenants will contribute approximately 49%, 31% and 13% of future minimum rental income.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

Description	Encum- brances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Total
SIEMENS-ORLANDO BUILDING (a)	None	$1,950,000	$9,759,127	$487,880	$2,031,250	$7,095,759	$2,045,307	$11,172,316	$131,875	2003	10/30/2003	10 to 25 years
RANDSTAD-ATLANTA BUILDING (b)	None	600,000	5,929,981	272,082	625,000	4,517,680	559,356	5,702,036	15,059	2003	12/19/2003	10 to 25 years

Total		$2,550,000	$15,689,108	$759,962	$2,656,250	$11,613,439	$2,604,663	$16,874,352	$146,934

(a)	Siemens – Orlando Building is a two-story office building located in Orlando, Florida.
(b)	Randstad – Atlanta Building is a four-story office building located in Atlanta, Georgia.
(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years. The weighted average amortization period used for the intangible lease assets is approximately 10 years.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT AUGUST 20, 2003 (INCEPTION)	$0	$0

2003 additions	16,874,352	146,934

BALANCE AT DECEMBER 31, 2003	$16,874,352	$146,934