Form 10-Q
period 2004-03-31
WELLS REAL ESTATE FUND XIV LP
filed 2004-05-11
CIK 1206401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 000-50647

WELLS REAL ESTATE FUND XIV, L.P.

(Exact name of registrant as specified in its charter)

Georgia	01-0748981
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, GA	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒    No  ☐

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIV, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to raise sufficient funds in our public offering to be able to acquire a diversified portfolio of real estate investments;

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to acquire properties in a timely manner at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., our corporate General Partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS
	(unaudited) March 31, 2004	December 31, 2003
Investment in joint venture	$13,656,206	$9,419,352
Cash and cash equivalents	842,053	3,795,008
Due from joint venture	240,681	98,488
Deferred project costs	36,391	155,759
Accounts receivable	2,093	0

Total assets	$14,777,424	$13,468,607

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distributions payable	$172,242	$74,525
Commissions payable	19,068	50,517
Due to affiliates	12,870	26,146
Accounts payable	7,377	3,730

Total liabilities	211,557	154,918

Partners’ capital:
Limited partners:
Original	0	0
Cash Preferred – 1,099,811 units and 962,441 units outstanding as of March 31, 2004 and December 31, 2003, respectively	9,595,166	8,433,881
Tax Preferred – 590,304 units and 568,246 units outstanding as of March 31, 2004 and December 31, 2003, respectively	4,970,701	4,879,808
General partners	0	0

Total partners’ capital	14,565,867	13,313,689

Total liabilities and partners’ capital	$14,777,424	$13,468,607

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENT OF OPERATIONS

(unaudited) Three Months Ended March 31, 2004
REVENUES:
Equity in income of joint venture	$71,634
Interest income	8,941

80,575

EXPENSES:
Legal and accounting	41,835
Partnership administration	9,275
Other general and administrative	33

51,143

NET INCOME	$29,432

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$131,903

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(102,471)

NET LOSS ALLOCATED TO GENERAL PARTNERS	$0

NET INCOME PER WEIGHTED-AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.13

NET LOSS PER WEIGHTED-AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.18)

CASH DISTRIBUTIONS PER WEIGHTED-AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.17

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED LIMITED PARTNER UNITS	1,020,057

TAX PREFERRED LIMITED PARTNER UNITS	578,866

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

	Limited Partners						Total Partners’ Capital
		Cash Preferred		Tax Preferred		General Partners
	Original	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	$100	0	$0	0	$0	$461	$561
Return of original partner contributions	(100)	0	0	0	0	0	(100)
Sale commissions and discounts	0	0	(914,319)	0	(539,834)	0	(1,454,153)
Partnership distributions	0	0	(74,525)	0	0	0	(74,525)
Limited partner contributions	0	962,441	9,624,406	568,246	5,682,464	0	15,306,870
Offering costs	0	0	(259,073)	0	(152,962)	0	(412,035)
Net income (loss)	0	0	57,392	0	(109,860)	(461)	(52,929)

BALANCE, December 31, 2003	$0	962,441	$8,433,881	568,246	$4,879,808	$0	$13,313,689
Limited partner contributions	0	138,370	1,383,700	21,058	210,571	0	1,594,271
Net income (loss)	0	0	131,903	0	(102,471)	0	29,432
Partnership distributions	0	0	(172,242)	0	0	0	(172,242)
Sales commissions and discounts	0	0	(131,451)	0	(20,004)	0	(151,455)
Offering costs	0	0	(41,511)	0	(6,317)	0	(47,828)
Class conversions	0	(1,000)	(9,114)	1,000	9,114	0	0

BALANCE, March 31, 2004	$0	1,099,811	$9,595,166	590,304	$4,970,701	$0	$14,565,867

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENT OF CASH FLOWS

(unaudited) Three Months Ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,432
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of joint venture	(71,634)
Changes in assets and liabilities:
Accounts receivable	(2,093)
Due from joint venture	(26,702)
Accounts payable	3,647

Net cash used in operating activities	(67,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to joint venture	(4,204,031)
Distributions received from joint venture	98,488
Deferred project costs paid	(62,948)

Net cash used in investing activities	(4,168,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions	(74,525)
Limited partners’ contributions	1,575,199
Sales commissions	(163,833)
Offering costs paid	(53,955)

Net cash provided by financing activities	1,282,886

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,952,955)
CASH AND CASH EQUIVALENTS, beginning of period	3,795,008

CASH AND CASH EQUIVALENTS, end of period	$842,053

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from joint venture	$213,979

Deferred project costs contributed to joint venture	$175,168

Deferred project costs due to affiliate	$6,930

Deferred offering costs due to affiliate	$5,940

Partnership distributions payable	$172,242

Discounts applied to limited partner contributions	$19,072

See accompanying notes

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a public limited partnership organized on October 25, 2002 under the laws of the State of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”) (collectively, the “General Partners”). Upon subscription for units, each limited partner must elect whether to have his units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve the sale of assets, subject to certain limitations. Each limited partnership unit generally has equal voting rights, regardless of class.

On May 14, 2003, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on July 24, 2003, upon receiving and accepting subscriptions for 125,000 units. As of March 31, 2004, the Partnership has sold 1,099,811 Cash Preferred Units and 590,304 Tax Preferred Units, net of conversions, for total Limited Partner Capital Contributions of $16,901,141.

The Partnership owns interests in all its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following three properties through the affiliated joint venture listed below (the “Joint Venture”):

Joint Venture	Joint Venture Partners	Properties

Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates,” or the “Joint Venture”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.

1. Siemens – Orlando Building

(Acquired on October 30, 2003)

Two single-story office buildings located in Orlando, Florida

2. Randstad – Atlanta Building

(Acquired on December 19, 2003)

A four-story office building located in Atlanta, Georgia

3. 7500 Setzler Parkway

(Acquired on March 26, 2004)

A one-story office and warehouse building located in Brooklyn Park, Minnesota

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

On March 26, 2004, Fund XIII-XIV Associates acquired 7500 Setzler Parkway, a one-story office and warehouse building containing approximately 120,000 rentable square feet located on a 10.32-acre tract of land in Brooklyn Park, Minnesota, from an unrelated third party for approximately $7,000,000, exclusive of closing costs. The Partnership contributed approximately $4,200,000 and Wells Real Estate Fund XIII, L.P. (“Fund XIII”) contributed approximately $2,800,000 to Fund XIII-XIV Associates for their respective shares of the acquisition costs for the 7500 Setzler Parkway property. Subsequent to the acquisition of the 7500 Setzler Parkway property, the Partnership held an equity percentage interest in Fund XIII-XIV Associates of approximately 52.7%, and Fund XIII held an equity percentage interest in Fund XIII-XIV Associates of approximately 47.3%.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are necessary to fairly present the information for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportion that net cash from operations is distributed to the limited partners holding Cash Preferred Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(d)	Distribution of Net Cash From Operations

Net cash from operations, if available, is generally distributed quarterly to the partners as follows:

•	First, to all Cash Preferred limited partners until each such limited partner has received distributions equal to a 10% per annum return on his respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash flow from operations will be made to the limited partners holding Tax Preferred Units.

(e)	Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Cash Preferred Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until each such limited partner has received an amount necessary to equal the net cash from operations received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contributions, as defined;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his Preferential Limited Partner Return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any Excess Limited Partner Distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their Preferential Limited Partner Return), to the General Partners until they have received distributions equal to 20% of the sum of any such Excess Limited Partner Distributions, plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

2.	INVESTMENT IN JOINT VENTURE

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in three properties through its ownership in the Joint Venture. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Accordingly, the Partnership’s investment in the Joint Venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investment in the Joint Venture, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Venture for the three months ended March 31, 2004:

	Total Revenues	Net Income
	Three Months Ended March 31,	Three Months Ended March 31,
	2004	2004
Fund XIII-XIV Associates	$491,109	$143,166

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations / Goodwill and Intangibles

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles.

Upon the acquisition of real properties, it will be the Partnership’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land and building based on management’s determination of the relative fair value of these assets. Management will determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. The following factors will be considered by management in performing these analyses including an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management will include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management will estimate costs to execute similar leases including leasing commissions, and other related costs.

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

4.	RELATED-PARTY TRANSACTIONS

(a)	Selling Commissions and Dealer Manager Fees

In connection with its public offering of units, the Partnership pays selling commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., (“WIS”) an affiliated and registered securities broker-dealer, most of which are re-allowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be re-allowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses of representatives of such Participating Dealers of attending educational conferences and seminars. The Partnership incurred aggregate selling commissions of $111,599 for the three months ended March 31, 2004, of which all $111,599 was re-allowed to Participating Dealers. The Partnership incurred dealer-manager fees of $39,857 for the three months ended March 31, 2004, of which $19,967 was re-allowed to Participating Dealers.

(b)	Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the Partnership Agreement. Organizational and offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions. From inception to March 31, 2004, the Partnership had reimbursed Wells Capital aggregate organization and offering expenses of $507,034, which amounted to 3% of the aggregate gross offering proceeds received to date.

(c)	Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital for acquisition and advisory services and acquisition expenses in an amount equal to 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. From inception to March 31, 2004, the Partnership had incurred aggregate acquisition and advisory fees and expenses of $591,540, which amounted to 3.5% of the aggregate gross offering proceeds received to date.

(d)	Management and Leasing Fees

The Partnership has entered into a property management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management will receive compensation for the management and leasing of the Partnership’s properties owned directly or through joint ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $28,175 for the three months ended March 31, 2004.

(e)	Administration Reimbursements

Wells Capital, one of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $6,354 for the three months ended

March 31, 2004. In addition, the Joint Ventures reimbursed Wells Capital $10,729 for the three months ended March 31, 2004, for these services and expenses.

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

Sale of Limited Partnership Units

From April 1, 2004 through April 30, 2004, the Partnership raised approximately $1,204,296 through the issuance of approximately 103,180 Cash Preferred Units and 17,250 Tax Preferred Units. As of April 30, 2004 approximately 2,689,456 limited partnership units remain available for sale under the Partnership’s offering.

6.	CONTINGENCIES

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, WIS, Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, WIS, and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs, and expenses.

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

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale.

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Management believes that the Partnership is currently straddling the fund-raising phase and the investing phase. As of March 31, 2004, the Partnership owned interests in three properties through interests in an affiliated joint venture and held investor proceeds of approximately $873,000 available for investment in properties. As of the date of this filing, each of the three properties in which the Partnership owns an interest is fully leased to tenants at the beginning of their respective initial lease terms.

As the Partnership evolves through the life cycle detailed above, our most significant risks and challenges continue to evolve concurrently. Later as we embark into the holding phase, we will focus our resources on managing the Partnership’s existing portfolio, providing quality service to our tenants in order to increase the likelihood of lease renewals in the future, and locating suitable replacement tenants for vacant space as necessary.

The Partnership commenced operations on July 24, 2003. Accordingly, gross revenues of the Partnership increased for 2004, as compared to 2003, as the Partnership invested in three income-producing properties through Fund XIII-XIV Associates as further discussed below.

Substantially all of our recurring operating revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (c) below, we anticipate increases in cash available for operating distributions to limited partners as the Partnership benefits from a full year of operations for the properties acquired in 2003 and those acquired and to be acquired in 2004 with the remaining investor proceeds.

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

Because the Partnership did not commence active operations until July 24, 2003, there are no prior periods to compare to the Partnership’s first quarter 2004 operations.

Gross Revenues

Gross revenues of the Partnership were $80,575 for the three months ended March 31, 2004 and primarily comprised of equity in income of the Joint Venture as described in the following section.

Equity in Income of the Joint Venture

Gross Revenues of the Joint Venture

Gross revenues of the Joint Venture represents income associated with the Siemens – Orlando Building acquired in October 2003, the Randstad – Atlanta Building acquired in December 2003, and 7500 Setzler Parkway acquired in March 2004.

Expenses of the Joint Venture

Expenses of the Joint Venture represent operating costs of the properties acquired.

As a result of all of the aforementioned factors, equity in income of the Joint Venture was $71,634 for the three months ended March 31, 2004.

Expenses of the Partnership

Expenses of the Partnership were $51,143 for the three months ended March 31, 2004 and primarily comprised of legal and accounting fees and administrative costs.

Net Income of the Partnership

As a result of the aforementioned factors, net income of the Partnership was $29,432 for the three months ended March 31, 2004.

(c)	Liquidity and Capital Resources

On May 14, 2003, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units, at $10.00 per unit, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on July 24, 2003, upon receiving and accepting subscriptions for 125,000 units. As of March 31, 2004, the Partnership had sold 1,099,811 Cash Preferred Status Units and 590,304 Tax Preferred Status Units, net of conversions for total limited partner capital contributions of $16,901,141. The Partnership incurred aggregate selling commissions of $1,605,608, organizational and offering costs of $507,034, acquisition and advisory fees and acquisition expense reimbursements of $591,540, and investing in Fund XIII-XIV Associates of $13,323,684 as of March 31, 2004. As a result, the Partnership held net offering proceeds of approximately $873,000 available for investment in properties.

Cash Flows From Operating Activities

Net cash flows from operating activities were $(67,350) for the three months ended March 31, 2004. The cash flows used were primarily due to the increase in expenses of the Partnership, as described above, partially offset by interest income earned on investor proceeds during 2004.

Cash Flows From Investing Activities

Net cash flows from investing activities were $(4,168,491) for the three months ended March 31, 2004. The cash flows used were primarily due to: (i) the Partnership’s investment in Fund XIII-XIV Associates for the purchase of the 7500 Setzler Parkway in March 2004, and (ii) payment of acquisition and advisory fees and acquisition expense reimbursements to Wells Capital, pursuant to the prospectus, which are capitalized and recorded as deferred project costs, partially offset by the distributions received from Fund XIII-XIV Associates.

Cash Flows From Financing Activities

Net cash flows from financing activities were $1,282,886 for the three months ended March 31, 2004, which resulted from the Partnership’s offering that commenced in May 2003.

Distributions

The Partnership made distributions of net cash from operations to the limited partners holding Cash Preferred Status Units of $0.17 per unit for the quarter ended March 31, 2004. Such distributions have been made primarily from distributions received from the Partnership’s investment in Fund XIII-XIV Associates. Distributions accrued for the first quarter of 2004 to the limited partners holding Cash Preferred Status Units were paid in May 2004. In accordance with the partnership agreement, no distributions of net cash from operations have been made to the limited partners holding Tax Preferred Status Units or to the General Partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties. As of March 31, 2004, the Partnership was holding net offering proceeds of approximately $873,000 available for investment in such properties. At this time, the General Partners are unaware of any specific need requiring capital resources to be funded by the Partnership.

(d)	Related-Party Transactions and Agreements

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

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation.

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

(g)	Certain Litigation Involving our General Partners

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, WIS, Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, WIS and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

(h)	Subsequent Events

Sale of Limited Partnership Units

From April 1, 2004 through April 30, 2004, the Partnership raised approximately $1,204,296 through the issuance of approximately 103,180 Cash Preferred Units and 17,250 Tax Preferred Units. As of April 30, 2004 approximately 2,689,456 limited partnership units remain available for sale under the Partnership’s offering.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	The Partnership filed the following Current Reports on Form 8-K during the first quarter of 2004:

(i)	On January 2, 2004, the Partnership filed a Current Report on Form 8-K dated December 19, 2003, reporting the acquisition of the Randstad Atlanta Building;

(ii)	On January 12, 2004, the Partnership filed Amendment No. 1 to Current Report on Form 8-K/A dated December 19, 2003, providing the required financial statements relating to the acquisition of the Randstad Atlanta Building; and

(iii)	The Partnership filed a Current Report on Form 8-K dated March 26, 2004, reporting the acquisition of the 7500 Setzler Parkway property.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 11, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President
May 11, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIV, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for 7500 Setzler Parkway Building (previously filed as Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463, and hereby incorporated by this reference)

10.2	Lease Agreement for 7500 Setzler Parkway Building (previously filed as Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002