Form 10-Q
period 2004-06-30
WELLS REAL ESTATE FUND XIV LP
filed 2004-08-11
CIK 1206401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 000-50647

WELLS REAL ESTATE FUND XIV, L.P.

(Exact name of registrant as specified in its charter)

Georgia	01-0748981
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIV, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, the amount and timing of future distributions to limited partners, the quality, nature and cost of future acquisitions, and the amount and timing of the sale of limited partnership units to be forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements follow:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants.

Real estate risks inherent in properties owned through joint ventures

•	Ability to raise sufficient funds in our public offering to be able to acquire a diversified portfolio of real estate investments;

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Ability to acquire properties in a timely manner at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations.

Other operational risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”), our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XIV, L.P.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2004 (unaudited)	December 31, 2003
Investment in joint venture	$13,472,738	$9,419,352
Cash and cash equivalents	6,862,837	3,795,008
Due from joint venture	270,070	98,488
Other assets	11,125	0
Deferred projects costs	288,521	155,759

Total assets	$20,905,291	$13,468,607

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$8,361	$3,730
Commissions payable	0	50,517
Due to affiliate	9,606	26,146
Partnership distributions payable	217,726	74,525

Total liabilities	235,693	154,918

Partner’s capital:
Limited partners (4,500,000 units authorized):
Original	0	0
Cash Preferred—1,737,714 and 962,441 units outstanding as of June 30, 2004 and December 31, 2003, respectively	15,240,369	8,433,881
Tax Preferred—672,772 and 568,246 units outstanding as of June 30, 2004 and December 31, 2003, respectively	5,429,229	4,879,808
General partners	0	0

Total partners’ capital	20,669,598	13,313,689

Total liabilities and partners’ capital	$20,905,291	$13,468,607

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
EQUITY IN INCOME OF JOINT VENTURE (Note 2)	$86,602	$158,236

EXPENSES:
Partnership administration	48,713	57,987
Legal and accounting	24,093	65,929
Other general and administrative	542	575

Total expenses	73,348	124,491

INTEREST INCOME	4,950	13,891

NET INCOME	$18,204	$47,636

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$281,276	$413,179

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(263,072)	$(365,543)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.22	$0.36

TAX PREFERRED	$(0.42)	$(0.61)

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.17	$0.34

TAX PREFERRED	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	1,290,231	1,155,144

TAX PREFERRED	626,061	602,463

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE SIX MONTHS ENDED JUNE 30, 2004 (unaudited)

	Limited Partners					General Partners	Total Partners’ Capital
		Cash Preferred		Tax Preferred
	Original	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	$100	0	$0	0	$0	$461	$561

Return of original partner contributions	(100)	0	0	0	0	0	(100)
Limited partner contributions	0	962,441	9,624,406	568,246	5,682,464	0	15,306,870
Sales commissions and discounts	0	0	(914,319)	0	(539,834)	0	(1,454,153)
Offering costs	0	0	(259,073)	0	(152,962)	0	(412,035)
Net income (loss)	0	0	57,392	0	(109,860)	(461)	(52,929)
Distributions of operating cash flow	0	0	(74,525)	0	0	0	(74,525)

BALANCE, December 31, 2003	0	962,441	8,433,881	568,246	4,879,808	0	13,313,689

Limited partner contributions	0	776,273	7,762,733	103,526	1,035,257	0	8,797,990
Sales commissions and dealer—manager fees	0	0	(492,582)	0	(97,220)	0	(589,802)
Sales discounts	0	0	(244,878)	0	(1,129)	0	(246,007)
Offering costs	0	0	(232,882)	0	(31,058)	0	(263,940)
Net income (loss)	0	0	413,179	0	(365,543)	0	47,636
Distributions of operating cash flow	0	0	(389,968)	0	0	0	(389,968)
Cash preferred conversion elections	0	(3,000)	(26,289)	3,000	26,289	0	0
Tax preferred conversion elections	0	2,000	17,175	(2,000)	(17,175)	0	0

BALANCE, June 30, 2004	$0	1,737,714	$15,240,369	672,772	$5,429,229	$0	$20,669,598

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENT OF CASH FLOWS

(unaudited)

Six Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,636
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint venture	(158,236)
Operating distributions received from joint venture	312,467
Changes in assets and liabilities:
Other assets	(11,125)
Accounts payable and accrued expenses	4,631

Total adjustments	147,737

Net cash provided by operating activities	195,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(4,204,031)
Deferred project costs paid	(316,837)

Net cash used in investing activities	(4,520,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(246,767)
Limited partners’ contributions	8,551,983
Sales commissions and dealer-manager fees paid	(640,319)
Offering costs paid	(271,573)

Net cash provided by financing activities	7,393,324

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,067,829

CASH AND CASH EQUIVALENTS, beginning of period	3,795,008

CASH AND CASH EQUIVALENTS, end of period	$6,862,837

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$217,726

Deferred project costs due to affiliate	$5,172

Deferred offering costs due to affiliate	$4,434

Deferred project costs contributed to joint venture	$175,168

Discounts applied to limited partner contributions	$246,007

See accompanying notes

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a public limited partnership organized on October 25, 2002 under the laws of the State of Georgia. The general partners are Leo F. Wells, III and Wells Capital (collectively, the “General Partners”). Upon subscription for units, each limited partner must elect whether to have his units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve the sale of assets, subject to certain limitations. Each limited partnership unit generally has equal voting rights, regardless of class.

On May 14, 2003, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on July 24, 2003, upon receiving and accepting subscriptions for 125,000 units. As of June 30, 2004, the Partnership has sold 1,737,714 Cash Preferred Units and 672,772 Tax Preferred Units, net of conversions, for total limited partner capital contributions of $24,104,860.

The Partnership owns interests in all of its real estate assets through a joint venture with another entity affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following three properties through the affiliated joint venture listed below (the “Joint Venture”):

Joint Venture	Joint Venture Partners	Properties
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates,” or the “JointVenture”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.

1. Siemens—Orlando Building

(Acquired on October 30, 2003)

Two single-story office buildings located in Orlando, Florida

2. Randstad—Atlanta Building

(Acquired on December 19, 2003)

A four-story office building located in Atlanta, Georgia

3. 7500 Setzler Parkway

(Acquired on March 26, 2004)

A one-story office and warehouse building located in Brooklyn Park, Minnesota

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of Wells Real Estate Fund XIII, L.P. are substantially identical to those of the Partnership. Approval of Wells Real Estate Fund III, L.P. is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. For further information regarding the Joint Venture and foregoing properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

On March 26, 2004, Fund XIII-XIV Associates acquired 7500 Setzler Parkway from an unrelated third party for approximately $7,040,000, including closing costs. The Partnership contributed approximately $4,204,000 and Wells Real Estate Fund XIII, L.P. contributed approximately $2,836,000 to Fund XIII-XIV Associates for their respective portions of the acquisition costs for 7500 Setzler Parkway. Subsequent to the acquisition of 7500 Setzler Parkway, the Partnership and Wells Real Estate Fund XIII, L.P. held equity interests in Fund XIII-XIV Associates of approximately 52.7% and 47.3%, respectively.

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

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportion that net cash from operations is distributed to the limited partners holding Cash Preferred Units and the General Partners. To the extent that the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(d)	Distribution of Net Cash From Operations

Cash from operations, if available, is generally distributed quarterly to the partners as follows:

•	First, to all Cash Preferred limited partners until each such limited partner has received distributions equal to a 10% per annum return on his net capital contribution, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership for such year.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash flow from operations will be made to the limited partners holding Tax Preferred Units.

(e)	Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Cash Preferred Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until each such limited partner has received an amount necessary to equal the net cash from operations received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contributions, as defined;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his Preferential Limited Partner Return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any Excess Limited Partner Distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their Preferential Limited Partner Return), to the General Partners until they have received distributions equal to 20% of the sum of any such Excess Limited Partner Distributions, plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

2.	INVESTMENT IN JOINT VENTURE

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in three properties through its ownership in the Joint Venture. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval of the Partnership as well as Wells Real Estate Fund XIII, L.P. is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. Accordingly, the Partnership’s investment in the Joint Venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investment in the Joint Venture, refer to the financial statements and footnotes included in the Partnership’ Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Venture for the three months and six months ended June 30, 2004:

	Total Revenues	Net Income
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2004
Fund XIII-XIV Associates	$737,513	$164,331

	Total Revenues	Net Income
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2004
Fund XIII-XIV Associates	$1,343,790	$307,497

3.	RELATED-PARTY TRANSACTIONS

(a)	Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership pays sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., (“WIS”) an affiliated and registered securities broker-dealer, the majority of which are re-allowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be re-allowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses for representatives of such Participating Dealers to attend educational conferences and seminars. The Partnership incurred sales commissions of $277,325 and $369,852 for the three months and six months ended June 30, 2004, respectively, of which $277,325 and $369,582, respectively, were re-allowed to Participating Dealers. The Partnership incurred dealer-manager fees of $180,093 and $219,950 for the three and six months ended June 30, 2004, respectively, of which $44,632 and $64,599, respectively, were re-allowed to Participating Dealers. Sales commissions and dealer-manager fees are charged to partners’ capital as incurred.

(b) Organizational and Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the Partnership Agreement. Offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, however, specially exclude sales and underwriting commissions. From inception through June 30, 2004, the Partnership has incurred aggregate organization and offering expenses of $723,146, which amounted to 3% of the aggregate gross offering proceeds received to date. Organizational expense reimbursements are charged to expense and offering expense reimbursements are charged to partner’ capital as incurred.

(c)	Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital for acquisition and advisory services and acquisition expense reimbursements in an amount equal to 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. From inception through June 30, 2004, the Partnership had incurred aggregate acquisition and advisory fees and expenses of $843,670, which amounted to 3.5% of the aggregate gross offering proceeds received to date. Acquisition and advisory fees and acquisition expense reimbursements are recorded as deferred project costs in the accompanying balance sheets as incurred. Upon the acquisition of properties directly or through the Joint Venture, such deferred project costs are applied to building or investment in joint venture, respectively.

(d)	Management and Leasing Fees

The Partnership has entered into a property management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through joint ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture was $15,062 for the three months ended June 30, 2004 and $29,910 for the six months ended June 30, 2004.

(e)	Administration Reimbursements

Wells Capital, one of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $16,984 for the three months ended June 30, 2004 and $23,337 for the six months ended June 30, 2004.

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

4.	SUBSEQUENT EVENTS

Sale of Limited Partnership Units

From July 1, 2004 through July 31, 2004, the Partnership raised approximately $1,479,878 through the issuance of approximately 96,068 Cash Preferred Units and 51,920 Tax Preferred Units. As of July 31, 2004 approximately 1,941,526 limited partnership units remain available for sale under the Partnership’s offering.

5.	CONTINGENCIES

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

Management believes that the Partnership typically operates through the course of the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets

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

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Portfolio Overview

The Partnership is in the fundraising and investing phase of its life cycle. The most recent acquisition was the 7500 Setzler Parkway in Brooklyn Park, Minnesota, which was acquired in March 2004. The Partnership now owns interests in three properties, all of which are 100% leased.

The acquisition of 7500 Setzler Parkway was the highlight for the Partnership in the first quarter 2004. This high-quality industrial asset enjoys a prime location in the greater Minneapolis market and we believe represents an excellent addition to the portfolio. Our focus in the near term is to continue to identify high-quality core assets for acquisition that will provide diversification to the existing assets.

The second quarter 2004 operating distributions to the Cash-Preferred unit holders were 6.75%, consistent with the distribution rate for the prior quarter. The General Partners anticipate that operating distributions may decline in the near term, depending on the timing of new acquisitions. No operating distributions have been made to the investors holding Tax-Preferred units or to the General Partners in line with the partnership agreement.

Property Summary

•	The Siemens-Orlando Building is located in Orlando, Florida, and was acquired in October 2003. The property is 100% leased to four tenants, and the major lease to Siemens extends to 2009.

•	The Randstad-Atlanta Building was acquired in December 2003. This office property is 100% leased, and the expiration is in 2013.

•	As noted above, 7500 Setzler Parkway in Brooklyn Park, Minnesota, was acquired in March 2004. This property is also 100% leased until 2010.

Later as we move into the holding phase, we will focus our resources on managing the Partnership’s existing portfolio, providing quality service to our tenants in order to increase the likelihood of lease renewals in the future, and locating suitable replacement tenants for vacant space as necessary.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be on the road to recovery. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. Market fundamentals are improving, and new office jobs are slowly being created. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into this asset class. The increase in capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in the underwriting parameters of well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to have peaked, and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space continue to increase.

(b)	Results of Operations

Because the Partnership did not commence active operations until July 24, 2003, there are no prior period operations to compare to the Partnership’s 2004 operations.

Equity in Income of Joint Venture

The Partnership commenced active operations on July 24, 2003 upon receiving and accepting subscriptions for 125,000 units. Equity in income of joint venture was $86,602 and $158,236 for the three and six months ended June 30, 2004, respectively, and represents earnings generated by Siemens—Orlando Building (acquired in October 2003), the Randstad—Atlanta Building (acquired in December 2003), and 7500 Setzler Parkway (acquired in March 2004) through the Partnership’s interest in Fund XIII-XIV Associates (formed in August 2003).

Expenses of the Partnership

Total expenses of the Partnership were $73,348 and $124,491 for the three months and six months ended June 30, 2004, respectively, and consist primarily of legal and accounting fees and administrative costs.

Interest Income

Interest income was $4,950 and $13,891 for the three and six months ended June 30, 2004, respectively, and is comprised of interest earned on investor proceeds raised through the sale of limited partnership units and held by the Partnership pending investment in real properties.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties and the portfolio with operating cash flows, including distributions received from the Joint Venture, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of the Partnership’s cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the six months ended June 30, 2004, we generated net operating cash flows, including distributions received from the Joint Venture, of approximately $195,000. Distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows have been used to pay operating distributions to limited partners related to the first and second quarters of 2004. During the six months ended June 30, 2004, we invested approximately $4,200,000 in Fund XIII-XIV Associates for the purchase of 7500 Setzler Parkway and raised approximately $8,552,000 in gross offering proceeds through the sale of limited partnership units.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, timing of new acquisitions, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs and other capital improvements.

We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover the Partnership’s working capital needs, including liabilities of approximately $236,000 as of June 30, 2004; however, the General Partners anticipate that operating distributions may decline in the near term, depending on the timing of new acquisitions.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from the sale of additional limited partnership units and operating cash flows generated from the Joint Venture. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Venture. We expect to continue to use substantially all future net cash flows from operations, including distributions received from Joint Venture, less, expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners.

We expect to continue to raise funds through the sale of limited partnership units until such time as total gross proceeds of $45,000,000 have been raised or two years has expired from the commencement of the Partnership’s offering (May 14, 2005). As of June 30, 2004, the Partnership had raised gross offering proceeds of approximately $24.1 million, of which approximately $6.9 million is on hand and available for investment. Management will actively seeking investment opportunities and expects to invest these funds in income-producing properties through its interest in the Joint Venture, or other affiliated joint ventures in 2004 and 2005. No property acquisitions were under contract as of the date of this filing.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. Our investment strategy generally involves acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

We incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

As of June 30, 2004, the Partnership held investor proceeds of approximately $6.9 million, which are available for investment in properties. Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership during the second month following each calendar quarter-end. However, the Joint Venture will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized.

(d)	Related-Party Transactions and Agreements

The Partnership has entered into agreements with Wells Capital and its affiliates in accordance with the terms of the prospectus, whereby the Partnership pays certain fees and reimbursements to Wells Capital and its affiliates (e.g., dealer-manager fees, acquisition and advisory fees, reimbursements for acquisition expenses, reimbursements for organizational and offering expenses, etc.) and property management and leasing fees to Wells Management.

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

Investment in Real Estate Assets

Management will be required to make subjective assessments as to the useful lives of its depreciable assets. Management will consider the period of future benefit of assets to determine the appropriate useful lives. These assessments have a direct impact on net income. Management expects that the estimated useful lives of its assets by class will be as follows:

Buildings	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of June 30, 2004.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Venture and net income of the Partnership.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases including leasing commissions and other related costs.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are amortized to expense over the remaining terms of the respective leases.

(g)	Certain Litigation Involving our General Partners

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

(h)	Subsequent Events

Sale of Limited Partnership Units

From July 1, 2004 through July 31, 2004, the Partnership raised approximately $1,479,878 through the issuance of approximately 96,068 Cash Preferred Units and 51,920 Tax Preferred Units. As of July 31, 2004 approximately 1,941,526 limited partnership units remain available for sale under the Partnership’s offering.

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	On April 9, 2004, the Partnership filed a Current Report on Form 8-K dated March 26, 2004, reporting the acquisition of the 7500 Setzler Parkway Building.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

August 11, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President

August 11, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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