Form 10-Q
period 2004-09-30
WELLS REAL ESTATE FUND XIV LP
filed 2004-11-12
CIK 1206401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks inherent in properties owned through joint ventures

•	Ability to raise sufficient funds in our public offering to be able to acquire a diversified portfolio of real estate investments;

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Ability to acquire properties in a timely manner at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XIV, L.P.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) September 30, 2004	December 31, 2003
Investment in joint venture	$13,322,250	$9,419,352
Cash and cash equivalents	9,518,055	3,795,008
Due from joint venture	259,614	98,488
Deferred projects costs	399,007	155,759

Total assets	$23,498,926	$13,468,607

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$16,608	$3,730
Due to affiliates	31,257	76,663
Partnership distributions payable	221,858	74,525

Total liabilities	269,723	154,918

Partner’s capital:
Limited partners (4,500,000 units authorized):
Cash Preferred—1,960,349 and 962,441 units outstanding as of September 30, 2004 and December 31, 2003, respectively	17,221,168	8,433,881
Tax Preferred—758,800 and 568,246 units outstanding as of September 30, 2004 and December 31, 2003, respectively	6,008,035	4,879,808
General partners	0	0

Total partners’ capital	23,229,203	13,313,689

Total liabilities and partners’ capital	$23,498,926	$13,468,607

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EQUITY IN INCOME (LOSS) OF JOINT VENTURE (Note 2)	$109,126	$(13)	$267,362	$(13)

EXPENSES:
Partnership administration	16,598	6,126	74,586	6,126
Legal and accounting	22,973	2,078	88,902	2,078
Other general and administrative	568	0	1,142	0

Total expenses	40,139	8,204	164,630	8,204

OTHER INCOME	13,776	3,328	27,667	3,328

NET INCOME (LOSS)	$82,763	$(4,889)	$130,399	$(4,889)

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$260,518	$0	$673,697	$0

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(177,755)	$(4,840)	$(543,298)	$(4,840)

NET LOSS ALLOCATED TO GENERAL PARTNERS	$0	$(49)	$0	$(49)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.14	$0.04	$0.48	$0.00

TAX PREFERRED	$(0.25)	$(0.00)	$(0.85)	$(0.02)

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.12	$0.00	$0.44	$0.00

TAX PREFERRED	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	1,868,281	121,730	1,390,479	79,994

TAX PREFERRED	719,443	343,730	641,066	225,879

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

	Limited Partners					General Partners	Total Partners’ Capital
	Original	Cash Preferred		Tax Preferred
		Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	$100	0	$0	0	$0	$461	$561

Return of original partner contributions	(100)	0	0	0	0	0	(100)
Limited partner contributions	0	962,441	9,624,406	568,246	5,682,464	0	15,306,870
Sales commissions and dealer—manager fees	0	0	(788,700)	0	(521,017)	0	(1,309,717)
Sales discounts	0	0	(125,619)	0	(18,817)	0	(144,436)
Offering costs	0	0	(259,073)	0	(152,962)	0	(412,035)
Net income (loss)	0	0	57,392	0	(109,860)	(461)	(52,929)
Distributions of operating cash flow	0	0	(74,525)	0	0	0	(74,525)

BALANCE, December 31, 2003	0	962,441	8,433,881	568,246	4,879,808	0	13,313,689

Limited partner contributions	0	998,908	9,989,077	189,554	1,895,544	0	11,884,621
Sales commissions and dealer—manager fees	0	0	(703,256)	0	(178,948)	0	(882,204)
Sales discounts	0	0	(245,706)	0	(1,129)	0	(246,835)
Offering costs	0	0	(305,585)	0	(53,056)	0	(358,641)
Net income (loss)	0	0	673,697	0	(543,298)	0	130,399
Distributions of operating cash flow	0	0	(611,826)	0	0	0	(611,826)
Cash preferred conversion elections	0	(1,000)	(9,114)	1,000	9,114	0	0

BALANCE, September 30, 2004	$0	1,960,349	$17,221,168	758,800	$6,008,035	$0	$23,229,203

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$130,399	$(4,889)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income (loss) of joint venture	(267,362)	13
Operating distributions received from joint venture	582,537	0
Changes in assets and liabilities:
Accounts payable and accrued expenses	12,878	2,722

Total adjustments	328,053	2,735

Net cash provided by (used in) operating activities	458,452	(2,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(4,204,031)	(100)
Deferred project costs paid	(421,579)	(225,573)

Net cash used in investing activities	(4,625,610)	(225,673)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from limited partners	11,637,786	9,501,694
Return of original partner contribution	0	(100)
Sales commissions and dealer-manager fees paid	(921,737)	(717,062)
Offering costs paid	(361,351)	(193,348)
Partnership distributions paid	(464,493)	0

Net cash provided by financing activities	9,890,205	8,591,184

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,723,047	8,363,357

CASH AND CASH EQUIVALENTS, beginning of period	3,795,008	561

CASH AND CASH EQUIVALENTS, end of period	$9,518,055	$8,363,918

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Discounts applied to limited partner contributions	$246,835	$92,955

Deferred project costs contributed to joint venture	$175,168	$0

Deferred project costs due to affiliate	$(3,163)	$110,240

Sales commissions and dealer-manager fees due to affiliate	$(31,735)	$101,475

Offering costs due to affiliate	$(2,710)	$94,491

Distributions payable to limited partners	$221,858	$0

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (unaudited)

1.	Summary of Significant Accounting Policies

(a)	Organization and Business

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a public limited partnership organized on October 25, 2002 under the laws of the State of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), (collectively, the “General Partners”). Upon subscription for units, the limited partners elect to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve the sale of all or substantially all assets, subject to certain limitations. Each limited partnership unit generally has equal voting rights, regardless of class.

On May 14, 2003, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on July 24, 2003, upon receiving and accepting subscriptions for 125,000 units. As of September 30, 2004, the Partnership has sold 1,960,349 Cash Preferred Units and 758,800 Tax Preferred Units, net of conversions, for total limited partner capital contributions of $27,191,491.

The Partnership owns indirect interests in all of its real estate assets through a joint venture with another entity affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint venture (the “Joint Ventures”):

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

A four-story office building located in Atlanta, Georgia

3. 7500 Setzler Parkway

(Acquired on March 26, 2004)

A one-story office and warehouse building located in Brooklyn Park, Minnesota

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as Wells Real Estate Fund XIII, L.P. is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. For further information regarding the Joint Venture and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2003.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Tax Preferred Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partners having positive balances in their capital accounts in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(d)	Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership for such year.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash flow from operations will be made to the limited partners holding Tax Preferred Units.

(e)	Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than its original property purchase price, to the limited partners holding Cash Preferred Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until each such limited partner has received an amount necessary to equal the net cash from operations received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective Preferential Limited Partner Returns (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	Then, if limited partners have received any Excess Limited Partner Distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their Preferential Limited Partner Return), to the General Partners until they have received distributions equal to 20% of the sum of any such Excess Limited Partner Distributions, plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENT IN JOINT VENTURE

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in three properties through its ownership in the Joint Venture. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership, as well as Wells Real Estate Fund XIII, L.P., is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. Accordingly, the Partnership’s investment in the Joint Venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investment in the Joint Venture, refer to the financial statements and footnotes included in the Partnership’ Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Venture for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues			Net Income (Loss)
	Three Months Ended September 30,			Three Months Ended September, 30,
	2004		2003	2004		2003
Fund XIII-XIV Associates	$777,828		$0	$207,070	(2)	$(25)

	Total Revenues			Net Income (Loss)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2004		2003	2004		2003
Fund XIII-XIV Associates	$2,129,059	(1)	$0	$514,567	(2)	$(25)

(1)	Through the first quarter 2004, the Joint Venture reported the amortization of the fair values of in-place leases of $122,609, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income. In the second quarter 2004, the Joint Venture began reflecting this amortization as amortization expense and has reclassified such amortization from rental income to amortization expense for periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification had no impact on net income.
(2)	Effective July 1, 2004, the Joint Venture extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three and nine months ended September 30, 2004 of approximately $63,153. Management believes that this change more appropriately reflects the estimated useful lives of the real estate assets and is consistent with prevailing industry practice.

3.	RELATED-PARTY TRANSACTIONS

(a)	Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership pays sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., (“WIS”), an affiliated and registered securities broker-dealer and an affiliate of the General Partners, the majority of which are re-allowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be re-allowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses for representatives of such Participating Dealers to attend educational conferences and seminars. The Partnership incurred sales commissions of $215,236 and $585,088 for the three months and nine months ended September 30, 2004, respectively, all of which were re-allowed to Participating Dealers for the respective periods. The Partnership incurred dealer-manager fees of $77,166 and $297,116 for the three and nine months ended September 30, 2004, respectively, of which $33,299 and $97,898, respectively, were re-allowed to Participating Dealers. Sales commissions and dealer-manager fees are charged to partners’ capital as incurred.

(b)	Organizational and Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the Partnership Agreement. Offering expenses include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of units, and other offering expenses; however, offering expenses specifically exclude sales and underwriting commissions. The Partnership had incurred aggregate organization and offering expenses of $287,839 and $815,745 from inception through September 30, 2003 and September 30, 2004, respectively. Organizational expense reimbursements are charged to expense and offering expense reimbursements are charged to partner’ capital as incurred.

(c)	Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital for acquisition and advisory services and acquisition expense reimbursements in an amount equal to 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. The Partnership had incurred aggregate acquisition and advisory fees and expenses of $335,813 and $951,702 from inception through September 30, 2003 and September 30, 2004, respectively. Acquisition and advisory fees and acquisition expense reimbursements are recorded as deferred project costs in the accompanying balance sheets as incurred. Upon the acquisition of properties, directly or through the Joint Venture, such deferred project costs are applied to building or investment in joint venture, as appropriate.

(d)	Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through joint ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture was $17,989 for the three months ended September 30, 2004 and $47,899 for the nine months ended September 30, 2004. As of September 30, 2003, the Partnership did not own interests in any real properties and, accordingly, had not incurred any property management and leasing fees.

(e)	Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $15,318 and $6,099 for the three months ended September 30, 2004 and 2003, respectively, and $38,655 and $6,099 for the nine months ended September 30, 2004, and 2003, respectively, for these services and expenses.

(f)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

4.	SUBSEQUENT EVENTS

From October 1, 2004 through October 31, 2004, the Partnership raised approximately $1,700,000 through the issuance of approximately 151,586 Cash Preferred Units and 18,444 Tax Preferred Units. As of October 31, 2004, approximately 1,611,000 limited partnership units remain available for sale under the Partnership’s offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

We believe that we will operate through the course of the following five key life cycle phases. The time spent in each phase is expected to be dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants;

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sale proceeds to the partners.

Portfolio Overview

We are in the fund-raising and investing phase of our life cycle. Through September 30, 2004, we have raised approximately $27.2 million and invested approximately $13.9 million in real properties through investments in the Joint Venture. We have invested net offering proceeds in the Joint Venture, which currently owns interests in three properties, all of which are 100% leased.

We acquired 7500 Setzler Parkway in March 2004. This high-quality industrial asset is in a prime location within the greater Minneapolis market and, we believe, represents an excellent addition to the portfolio. Our focus in the near term is to continue to identify high-quality core assets for acquisition that will provide diversification for the existing portfolio.

Operating distributions to Cash Preferred Unit holders declined to 4.75% (annualized) from 6.75% (annualized) of the limited partners’ net capital contribution, as defined, for the third quarter of 2004 and second quarter of 2004, respectively, as a result of raising capital at a faster rate than investing capital in new properties or interests therein. Our General Partners anticipate that operating distributions may remain low in the near term dependent upon the timing of new acquisitions. No operating distributions have been made to the investors holding Tax Preferred Units or to our General Partners.

Property Summary

Information related to the properties owned by the Joint Venture is presented below:

•	The Siemens—Orlando Building is located in Orlando, Florida, and was acquired in October 2003. This property is 100% leased to four tenants. The lease term for the primary tenant, Siemens Shared Services, LLC, extends until 2009;

•	The Randstad—Atlanta Building was acquired in December 2003. This property is 100% leased to Randstad Staffing Services, Inc. until 2013; and

•	As noted above, 7500 Setzler Parkway is located in Brooklyn Park, Minnesota, and was acquired in March 2004. This property is 100% leased to R. R. Donnelley & Sons until 2010.

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

The office market has significant excess space. Vacancy levels are believed to have peaked, and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe that office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space begin to significantly increase.

(b)	Results of Operations

The Partnership commenced active operations on July 24, 2003 upon receiving and accepting subscriptions for 125,000 units. Therefore, the Partnership had no material 2003 operations with which to compare to the 2004 operations.

WELLS REAL ESTATE FUND XIV, L.P.

Equity in Income (loss) of Joint Venture

Equity in income (loss) of Joint Venture was $109,126 and $(13) for the three months ended September 30, 2004 and 2003, respectively, and $267,362 and $(13) for nine months ended September 30, 2004 and 2003, respectively. Fund XIII-XIV Associates commenced active operations on October 30, 2003 upon acquiring the Siemens—Orlando Building. Therefore, Fund XIII-XIV Associates had no material 2003 operations with which to compare 2004 operations. Equity in income (loss) of joint venture for the three and nine months ended September 30, 2004 is comprised of earnings generated by our interest the Siemens—Orlando Building (acquired in October 2003), the Randstad—Atlanta Building (acquired in December 2003), and 7500 Setzler Parkway (acquired in March 2004).

Equity in income (loss) of joint venture increased for the three months ended September 30, 2004, as compared to the three months ended June 30, 2004, primarily due to a corresponding decline in depreciation expense for each of the properties owned by the Joint Venture as a result of changing the estimated weighted-average composite useful life for buildings from 25 years to 40 years effective July 1, 2004.

Expenses of the Partnership

Our total expenses were $40,139 and $8,204 for the three months ended September 30, 2004 and 2003, respectively, and $164,630 and $8,204 for the nine months ended September 30, 2004 and 2003, respectively, and consist primarily of legal and accounting fees and Partnership administration costs.

Other Income

Other income was $13,776 and $3,328 for the three months ended September 30, 2004 and 2003, respectively, and $27,667 and $3,328 for the nine months ended September 30, 2004 and 2003, respectively, and is primarily comprised of interest earned on investor proceeds raised through the sale of limited partnership units and we held pending investment in real properties.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Venture with rental revenues collected by these properties, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are distributed from the Joint Venture to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Venture’s tenants to honor lease payments and our ability to assist the Joint Venture in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2004, we generated net operating cash flows, including distributions received from the Joint Venture, of approximately $458,000. Distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows have been used to pay operating distributions to limited partners related to the first and second quarters of 2004. During the nine months ended September 30, 2004, we invested approximately $4,200,000 in Fund XIII-XIV Associates for the purchase of 7500 Setzler Parkway and raised approximately $10,355,000 in offering proceeds, net of discounts, sales commissions, dealer-manager fees and offering costs, through the sale of limited partnership units.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, timing of new acquisitions by the Partnership or the Joint Venture, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Venture.

We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $270,000 as of September 30, 2004; however, our General Partners anticipate that operating distributions may decline in the near term, as we have not acquired properties, or interests therein, at the same pace as capital has been raised.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from the sale of additional limited partnership units and operating cash flows generated from the Joint Venture. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Venture. We expect to continue to use substantially all future net cash flows from operations to pay operating distributions to the limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Venture, which are dependent upon the net operating income generated by the Joint Venture’s properties, less reserves for known capital expenditures.

We expect to continue to raise funds through the sale of limited partnership units until such time as total gross proceeds of $45,000,000 have been raised or two years has expired from the commencement of our offering (May 14, 2005). As of September 30, 2004, we have raised gross offering proceeds of approximately $27.2 million, of which approximately $9.5 million in net offering proceeds is currently on hand and available for investment. Management will continue to actively seek investment opportunities and expects to invest these funds in income-producing properties through its interest in the Joint Venture, other affiliated joint ventures, or by purchasing one or more properties directly in 2004 and 2005. No property acquisitions were under contract as of the date of this filing.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose. Our investment strategy generally involves acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

The Joint Venture incurs capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Venture to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Venture will be funded by the Partnership and the other Joint Venture partners on a pro rata basis.

As of September 30, 2004, we were holding investor proceeds of approximately $9.5 million, which are available for investment in properties or real estate joint ventures. Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership during the second month following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized.

(d)	Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and its affiliates in accordance with the terms outlined in the prospectus, whereby we pay certain fees and reimbursements to Wells Capital and its affiliates (e.g., dealer-manager fees, acquisition and advisory fees, reimbursements for acquisition expenses, reimbursements for organizational and offering expenses, etc.) and property management and leasing fees to Wells Management.

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

(f)	Application of Critical Accounting Policies

As we acquire real estate assets and commence operations, we will apply accounting policies in the preparation of its financial statements. Our accounting policies will be established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions are different, it is possible that different accounting policies would be applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Venture, which are considered critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of assets to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of its assets by class will be as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Venture extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three and nine months ended September 30, 2004. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Venture utilizes inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of September 30, 2004.

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

Allocation of Purchase Price of Acquired Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. We estimate costs to execute similar leases including leasing commissions and other related costs.

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

(g)	Subsequent Events

On October 22, 2004, Ron Ford resigned as a Senior Vice President of Wells Capital. Mr. Ford joined Wells Capital in August 2003. We do not believe that this resignation will have a material impact on the financial operations of the Partnership or Wells Capital.

From October 1, 2004 through October 31, 2004, we raised approximately $1,700,000 through the issuance of approximately 151,586 Cash Preferred Units and 18,444 Tax Preferred Units. As of October 31, 2004, approximately 1,611,000 limited partnership units remain available for sale under the Partnership’s offering.

(h)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management, Wells Capital, and WIS are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF is to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the nine months ended September 30, 2004, WREF’s operating expenses exceeded operating revenues by approximately $11 million. During the first two quarters of 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, has reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of sales of affiliated investment products. The sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, was anticipated to be significantly less in 2004 than the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low in the beginning of its offering period.

For the three months ended September 30, 2004, on a consolidated basis, WREF’s operating revenues exceeded operating expenses by approximately $6 million. WREF is also expecting operating revenues to exceed operating expenses during the fourth quarter of 2004. WREF believes that the cash availability provided by both funds on hand and borrowing capacity through various credit facilities will be adequate to meet its obligations.

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

WELLS REAL ESTATE FUND XIV, L.P.
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

November 12, 2004	/s/ DOUGLAS P. WILLIAMS
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