Form 10-K
period 2004-12-31
WELLS REAL ESTATE FUND XIV LP
filed 2005-03-31
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 000-50647

WELLS REAL ESTATE FUND XIV, L.P.

(Exact name of registrant as specified in its charter)

Georgia	01-0748981
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

CASH PREFERRED UNITS

(Title of class)

TAX PREFERRED UNITS

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks

•	Ability to raise sufficient funds in our public offering to be able to acquire a diversified portfolio of real estate investments;

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Ability to acquire properties in a timely manner at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM  1.    BUSINESS.

General

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 2002, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription for units, the limited partners must elect whether to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On May 14, 2003, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred Units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 Units on July 24, 2003. As of December 31, 2004, the Partnership had accepted subscriptions for approximately 2,222,737 Cash Preferred Units and 826,938 Tax Preferred Units, exclusive of conversion elections, for total limited partner capital contributions of approximately $30,496,770. Pursuant to the terms of the partnership agreement, the original partner’s interest in the Partnership was redeemed for $100 upon the admission of additional limited partners following commencement of operations. After payment of $2,501,407 for selling commissions and dealer-manager fees, $914,903 for organizational and offering costs reimbursements, $1,067,387 for acquisition and advisory fees and acquisition expense reimbursements, and investing $13,323,584 in Fund XIII-XIV Associates (as defined below), as of December 31, 2004, the Partnership held net offering proceeds of approximately $12.3 million available for investment in properties.

Management believes that the Partnership typically operates through the following five key life cycle phases. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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

•	Disposition-and-liquidation phase

The period during which the Partnership sells its real estate investments, distributes net sale proceeds to the partners, liquidates, and terminates the Partnership.

The Partnership is currently straddling the fundraising and investing phases of its life cycle and, accordingly, is focusing on raising capital and devoting resources on locating suitable property acquisitions and managing the existing portfolio.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2004.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through its interest in a joint venture. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, the Partnership may offer rental concessions, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to acquire additional properties, the Partnership will compete with other buyers who are interested in the property, which may result in an increase in the cost that it pays for the property or may result in the Partnership ultimately not being able to acquire the property. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its properties.

Web Site Address

Access to copies of each of our filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge from the following website, http://www.wellsref.com, through a link to the http://www.sec.gov website.

ITEM  2.    PROPERTIES.

During the periods presented, the Partnership owned interests in the following joint venture (the “Joint Venture”) and properties:

Joint Venture	Joint Venture Partners	Properties	Leased % as of December 31,
			2004	2003
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	1. Siemens – Orlando Building (Acquired on October 30, 2003) Two single-story office buildings located in Orlando, Florida	100%	100%

		2. Randstad – Atlanta Building (Acquired on December 19, 2003) A four-story office building located in Atlanta, Georgia	100%	100%

		3. 7500 Setzler Parkway (Acquired on March 26, 2004) A one-story office and warehouse building located in Brooklyn Park, Minnesota	100%	—

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

As of December 31, 2004, the lease expirations scheduled during the following ten years for all properties owned by the Joint Venture, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration (1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2005(2)	1	0	$16,331	$8,606	0.0%	0.6%
2006	1	7,076	113,455	59,791	2.7	4.4
2007	2	9,888	161,838	85,289	3.7	6.2
2009(3)	1	52,125	785,837	414,136	19.5	30.2
2010(4)	1	120,000	588,000	309,876	45.0	22.6
2013(5)	2	77,660	934,862	492,672	29.1	36.0

	8	266,749	$2,600,323	$1,370,370	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the Joint Venture.

(2)	Randstad – Atlanta Building: Airtouch Cellular of Georgia (cellular tower on the roof).

(3)	Siemens – Orlando Building: Siemens Shared Services LLC lease (approximately 52,100 square feet).

(4)	7500 Setzler Parkway: RR Donnelley and Sons Company lease (approximately 120,000 square feet).

(5)	Randstad – Atlanta Building: Randstad lease (approximately 64,600 square feet) and Siemens – Orlando Building: Rinker Materials of Florida lease (approximately 13,100 square feet).

The Joint Venture and properties in which the Partnership owns an interest as of December 31, 2004 during the periods presented are further described below:

Fund XIII-XIV Associates

On August 20, 2003, Fund XIII-XIV Associates was formed for the purposes of acquiring, developing, operating, and selling real properties. As of December 31, 2004, Wells Real Estate Fund XIII, L.P. and the Partnership owned equity interests of approximately 47% and 53%, respectively, in the following properties based on their respective cumulative capital contributions to Fund XIII-XIV Associates:

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

The Siemens – Orlando Building, which was completed in 2002, is under lease agreements with Siemens Shared Services, LLC (approximately 63%); Rinker Materials of Florida, Inc. (approximately 16%); Cape Canaveral Tour & Travel, Inc. (approximately 12%); and Best Buy Stores, L.P. (approximately 9%). As of December 31, 2004, the Siemens – Orlando Building is 100% leased.

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

The Siemens lease commenced on October 1, 2002 and expires on September 30, 2009. Siemens has the right, at its option, to extend the initial term of its lease for two additional three-year periods at 95% of the then-current market rental rate. Siemens has an option to lease additional space in the Siemens – Orlando Building upon such space becoming available and subject to first refusal rights of other tenants of the Siemens – Orlando Building. In addition, Siemens has the right to terminate up to 25,000 rentable square feet of the Siemens Lease in 2007 by paying a termination fee equal to $7.47 per rentable square foot terminated. As of December 31, 2004 the annual base rent payable under the Siemens Lease was approximately $711,930, increasing approximately 2.5% annually each October through the expiration of the lease. The annualized base rent payable in 2009 is approximately $785,837.

Rinker Materials of Florida, Inc. (“Rinker”) occupies approximately 13,000 rentable square feet of the Siemens – Orlando Building. Rinker is a privately held concrete company with corporate headquarters in West Palm Beach, Florida. Rinker provides construction and building materials in Florida, Georgia, and South Carolina, including cement, aggregate, brick, glass block, reinforcing steel, construction chemicals, drywall, and fireplaces. Rinker is a wholly-owned subsidiary of Rinker Group Limited (“Rinker Group”), an Australian company with corporate headquarters in Chatswood, Australia. Rinker Group is a worldwide heavy building materials corporation. The Rinker lease (the “Rinker Lease”) commenced in April 2003 and expires in April 2013. Rinker has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. In addition, Rinker has a right of first refusal to lease additional space in the Siemens – Orlando Building upon such space becoming available. As of December 31, 2004, the annual base rent payable under the Rinker Lease is approximately $175,222, increasing approximately 3% annually each April through the expiration of the lease. The annualized base rent payable in 2013 is approximately $222,000.

Cape Canaveral Tour and Travel, Inc. (“Cape Canaveral”) occupies approximately 10,000 rentable square feet of the Siemens – Orlando Building under two separate leases. Cape Canaveral is a subsidiary of Kosmas Group International, Inc. (“Kosmas”), the guarantor of the Cape Canaveral leases. Kosmas is a vacation ownership company with corporate headquarters in New Smyrna Beach, Florida. Kosmas provides timeshare ownership of ten resorts in New Smyrna Beach, two in Kissimmee, and one in Key West, Florida. The Cape Canaveral Leases, which commenced in November 2002 and July 2003, expire in November 2007. Cape Canaveral has the right, at its option, to extend the initial term of its leases for two additional five-year periods at the then-current market rental rate. As of December 31, 2004 the annual base rent payable under the Cape Canaveral Leases was approximately $147,000. The annualized base rent payable in 2007 is approximately $161,800.

Best Buy Stores, L.P. (“Best Buy”) occupies approximately 7,000 rentable square feet of the Siemens – Orlando Building. Best Buy is a wholly-owned subsidiary of Best Buy Co., Inc. (“Best Buy Co.”). Best Buy Co. is a retailer of consumer electronics, personal computers, entertainment software, and appliances in North America. Best Buy Co., whose shares are publicly traded on the New York Stock Exchange, has its corporate headquarters located in Minneapolis, Minnesota. The Best Buy lease commenced in November 2001 and expires in November 2006. Best Buy has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate. As of December 31, 2004, the annual base rent payable under the Best Buy lease is approximately $105,900. The annualized base rent payable in 2006 is approximately $113,500.

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

The Randstad – Atlanta Building, which was completed in 1985, is under a lease agreement with the sole tenant, Randstad Staffing Services, Inc. (“Randstad”), an affiliate of Randstad Holdings NV (“Randstad Holdings”). Randstad Holdings, the guarantor of the Randstad lease, is an international supplier of temporary and contract staffing services. Randstad, which has its corporate headquarters in the Randstad – Atlanta Building, manages the operations of Randstad Holdings in the United States and Canada. Randstad operates in five core areas, consisting of office, industrial, creative, technical, and professional services.

The Randstad lease commenced on December 19, 2003 and expires on December 31, 2013. Randstad has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate. In addition, Randstad has a right of first refusal to purchase the Randstad – Atlanta Building should Fund XIII-XIV Associates decide to sell the Randstad – Atlanta Building in the future. Fund XIII-XIV Associates, as landlord, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors, and other common areas of the Randstad – Atlanta Building. As of December 31, 2004, the annual base rent payable under the Randstad lease was approximately $645,700, increasing approximately 2% annually each June through the expiration of the lease. The annualized base rent payable in 2013 is approximately $712,900.

7500 Setzler Parkway

On March 26, 2004, Fund XIII-XIV Associates acquired 7500 Setzler Parkway, a one-story office and warehouse building containing approximately 120,000 rentable square feet located on a 10.32-acre tract of land in Brooklyn Park, Minnesota, from an unrelated third party for approximately $7,020,000, including closing costs.

7500 Setzler Parkway, which was completed in 2004, is under a lease agreement with RR Donnelley and Sons Company (“RR Donnelley”). The RR Donnelley lease commenced on January 1, 2004 and expires on December 31, 2010. The annual base rent payable under the RR Donnelley lease was approximately $560,000 through December 2006 and is set to increase to $588,000 on January 1, 2007 through the remainder of the lease term. Fund XIII-XIV Associates, as landlord, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors, and other common areas of 7500 Setzler Parkway.

ITEM  3.    LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings, which arise in the ordinary course of its business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. In addition, no legal proceedings were terminated during the fourth quarter of 2004.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2004.

PART II

ITEM  5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2005, 2,326,504 Cash Preferred Units and 907,834 Tax Preferred Units, held by a total of 499 and 79 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units at their discretion.

Unit Valuation

Pursuant to the partnership agreement, the General Partners are required to furnish annual estimates of limited partnership unit values in order to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports. The partnership agreement provides that the estimated value of limited partnership units shall be deemed to be $10.00 per unit during the offering of limited partnership units and for the first three full fiscal years following the termination of the offering of limited partnership units.

While the Partnership is currently recently engaged in a public offering of its units at a price of $10.00 per limited partnership unit, there can be no assurance that limited partners would receive $10.00 per unit if sold in an arm’s-length transaction currently or in the future. In addition, the Partnership has not performed a valuation of its assets and, therefore, this $10.00 per unit value is not based upon the market value of the Partnership’s assets. Nor does this estimated value reflect the distributions that the limited partners would be entitled to receive if the Partnership properties were sold and the sale proceeds were distributed in a liquidation of the Partnership. Such a distribution upon liquidation is likely to be less than $10.00 per unit primarily due to fact that the funds initially available for investment in properties were reduced by 16% of the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses and acquisition and advisory fees, as described in more detail in the accompanying financial statements.

Following the expiration of three full years following the termination of the offering, the partnership agreement requires the General Partners to furnish a per unit ERISA valuation calculated by determining the amount a that the holders of Partnership units would receive if the Partnership properties were sold at their estimated fair market values as of the close of the Partnership’s fiscal year and the proceeds from such sales (without reductions for selling expenses and other costs), together with any other funds of the Partnership, were distributed in a liquidation of the Partnership. Such estimated property values will be based upon annual valuations performed by the General

Partners, and no independent property appraisals will be obtained. Accordingly, these estimates, when prepared by the General Partners, should not be considered to be an accurate reflection of the values of the limited partners’ units, the amounts at which the limited partners would be able to sell their units, or the fair market values of the Partnership properties. Nor will these estimates reflect the amounts of proceeds that the limited partners would be entitled to receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations to be performed by the General Partners will be estimates only, and will be based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations.

Operating cash available for distribution to the limited partners is generally distributed on a quarterly basis. Under the partnership agreement, distributions from net cash from operations are allocated first to the limited partners holding Cash Preferred Units (and limited partners holding Tax Preferred Units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Cash Preferred Units) until they have received 10% of their adjusted capital contributions. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions previously distributed to the limited partners. Any remaining cash available for distribution is split between the limited partners holding Cash Preferred Units and the General Partners on a basis of 90% and 10%, respectively. No operating distributions will be made to the limited partners holding Tax Preferred Units.

Operating cash distributions made to limited partners holding Cash Preferred Units during 2003 and 2004 are summarized below:

Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
June 30, 2003	$0	$0.00	$0.00
September 30, 2003	$0	$0.00	$0.00
December 31, 2003	$74,525	$0.15	$0.00
March 31, 2004	$172,242	$0.17	$0.00
June 30, 2004	$217,726	$0.17	$0.00
September 30, 2004	$221,858	$0.12	$0.00
December 31, 2004	$277,885	$0.13	$0.00

Fourth quarter 2004 operating distributions were accrued for accounting purposes in 2004 and paid to the Cash Preferred limited partners in February 2005. No operating cash distributions were paid to the limited partners holding Tax Preferred Units or the General Partners as of December 31, 2004 or 2003.

ITEM  6.    SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Total assets	$26,517,390	$13,468,607	$561
Equity in income of Joint Venture	427,890	18,205	0
Net income (loss)	289,199	(52,929)	(39)
Net income (loss) allocated to Limited Partners:
Cash Preferred	$992,650	$57,392	$0
Tax Preferred	(703,451)	(109,860)	0
General Partners	0	(461)	0
Net income (loss) per weighted-average Limited Partner Unit
Cash Preferred	$0.63	$0.12	$0.00
Tax Preferred	$(1.05)	$(0.22)	$0.00
Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment Income	$0.56	$0.15	$0.00
Return of Capital	$0.00	$0.00	$0.00
Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment Income	$0.00	$0.00	$0.00
Return of Capital	$0.00	$0.00	$0.00

ITEM  7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)	Overview

Portfolio Overview

The Partnership is in the fund-raising and investing phase of its life cycle. The most recent acquisition was 7500 Setzler Parkway in Brooklyn Park, Minnesota, which was acquired in March 2004. The Partnership now owns, through the Joint Venture, interests in three properties, all of which are 100% leased.

The 7500 Setzler Parkway acquisition was the highlight for the Partnership in 2004. This high-quality industrial asset enjoys a prime location in the greater Minneapolis market, and we believe represents an excellent addition to the portfolio. Our focus in the near term is to continue to identify high-quality core assets for acquisition that will provide diversification to the existing assets.

The annualized fourth quarter 2004 operating distributions to the limited partners holding Cash Preferred Unit were 5.25%, an increase from the 4.75% annualized distribution rate for the prior quarter. This increase is a result of increasing rental rates in the portfolio. The General Partners anticipate that operating distributions may decline or remain low in the near term, depending on the timing of new acquisitions. Pursuant to the partnership agreement, no operating distributions have been made to limited partners holding Tax Preferred Units or to the General Partners.

Property Summary

Information related to the properties owned by the Joint Venture is presented below:

•	The Siemens – Orlando Building was acquired in October 2003. The property is 100% leased to four tenants, and the major lease to Siemens extends to 2009.

•	The Randstad – Atlanta Building was acquired in December 2003. This office property is 100% leased to Randstad, the sole tenant, until 2013.

•	7500 Setzler Parkway in Brooklyn Park, Minnesota, was acquired in March 2004. This property is 100% leased to RR Donnelley until 2010.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

Management believes that the U.S. economy is continuing on the path of slow, but steady recovery. Job growth is improving, with 2.2 million jobs created in 2004, and with another 2.4 to 2.8 million projected to be added in 2005. Gross Domestic Product growth and renewed business confidence are fueling the job growth. However, uncertainty still exists in the economy, primarily due to high oil prices, the war in Iraq, the trade deficit, and other global issues.

The U.S. office real estate market has begun to show modest improvement. The strength of the overall economy is having a positive impact on office real estate fundamentals. Positive absorption of office space combined with a decline in new construction has contributed to the increase in office occupancy rates for three consecutive quarters. Although occupancy rates have increased, management does not expect that they will rise by more than 200 basis points annually. As a result, management anticipates that it could be a minimum of two to three years before vacancy rates reach the equilibrium level of ten to twelve percent. Average asking rates stabilized in the second half of 2004. Management believes that renewed employment growth should benefit the office market; however, the uncertainty that still exists in the economy is causing many firms to continue to be more cautious with their investment and hiring decisions. Importantly, management believes the pace and strength of the recovery for office real estate will vary by market. Market conditions vary widely by geographical region, metropolitan area, submarket, and property.

The real estate capital transaction market continues to be very active. Capitalization rates (“cap rates”) have continued to decline in spite of the fact that the Federal Reserve (the “Fed”) increased the Federal Funds Rate five times in 2004. Management believes that the decline in cap rates is predominately driven by increased capital flows into real estate. The spread between average cap rates and 10-year U.S. Treasuries narrowed in 2004; however, this was primarily due to a drop in cap rates rather than a rise in 10-year U.S. Treasuries. In management’s opinion, absent a significant move in interest rates or a significant decrease in the number of parties interested in acquiring real estate, cap rates are not expected to significantly increase from their current levels in 2005.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

(b)	Results of Operations

The Partnership commenced active operations on July 24, 2003 upon receiving and accepting subscriptions for 125,000 units and did not acquire any interests in real estate assets until October 30, 2003. Therefore, the Partnership had no material 2003 operations with which to compare to the 2004 operations.

Equity in Income of Joint Venture

Equity in income of joint venture was $427,890, $18,205 and $0 for the years ended December 31, 2004, 2003, and 2002, respectively. Fund XIII-XIV Associates commenced active operations on October 30, 2003 upon acquiring the Siemens – Orlando Building. Therefore, Fund XIII-XIV Associates had no material 2003 operations with which to compare 2004 operations. Equity in income of joint venture for the years ended December 31, 2004 and 2003 is comprised of earnings generated by our interest the Siemens – Orlando Building (acquired in October 2003), the Randstad – Atlanta Building (acquired in December 2003), and 7500 Setzler Parkway (acquired in March 2004).

Equity in income of joint venture increased for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily due to (i) an increase in Fund XIII-XIV Associates operating income due to acquisition of two properties in the fourth quarter of 2003 and one property in the first quarter of 2004, and (ii) a decline in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for each of the buildings owned through the Joint Venture effective July 1, 2004.

Expenses of the Partnership

Our total expenses were $191,525, $84,349, and $39 for the years ended December 31, 2004, 2003, and 2002, respectively. The increases are attributable to corresponding increases in accounting fees, administrative salaries, legal fees, and printing costs, primarily due to the fact that 2004 was the first complete year of operations for the Partnership and additional reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going forward basis.

Interest and Other Income

Interest and other income was $52,834, $13,215 and $0 for the years ended December 31, 2004, 2003, and 2002, respectively. The increases correspond with the changes in the average amount of investor proceeds held each year. The Partnership held investor proceeds available for investment in properties of approximately $12.3 million, $4.0 million, and $0 as of December 31, 2004, 2003, and 2002, respectively.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Venture with operating cash flows, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are distributed from the Joint Venture to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Venture’s tenants to honor lease payments and our ability to assist the Joint Venture in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the year ended December 31, 2004, we generated net operating cash flows, including distributions received from the Joint Venture, of approximately $714,200, as compared to net cash flows used in operating activities of $67,404 for the year ended December 31, 2003. Distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows have been used to pay operating distributions to limited partners during 2004. During the year ended December 31, 2004, we invested approximately $4,200,000 in Fund XIII-XIV Associates for the purchase of 7500 Setzler Parkway and raised net offering proceeds of approximately $12,760,000, net of sales commissions, dealer-manager fees, acquisition and advisory fees and acquisition expense reimbursements, and offering costs, through the sale of limited partnership units.

The Partnership received operating distributions from Fund XIII-XIV Associates for the first time in 2004, as the Joint Venture commenced active operations upon acquiring properties beginning in the fourth quarter of 2003. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, timing of new acquisitions by the Partnership or the Joint Venture, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Venture.

We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $513,000 as of December 31, 2004; however, our General Partners anticipate that operating distributions may decline in the near term, as we have not acquired properties, or interests therein, at the same pace as capital has been raised.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from the sale of additional limited partnership units and operating cash flows generated by the Joint Venture. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Venture. We expect to continue to use substantially all future net cash flows from operations to pay operating distributions to the limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Venture, which are dependent upon the net operating income generated by the Joint Venture’s properties, less reserves for known capital expenditures.

We expect to continue to raise funds through the sale of limited partnership units until such time as total gross proceeds of $45,000,000 have been raised or until our offering expires on May 14, 2005. As of December 31, 2004, we have raised gross offering proceeds of approximately $30.5 million, of which approximately $12.3 million in net offering proceeds is currently on hand and available for investment in additional properties. Management will continue to actively seek investment opportunities and expects to invest these funds in income-producing properties through interests in affiliated joint ventures or by purchasing one or more properties directly in 2005. No property acquisitions were under contract as of the date of this filing.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose. Our investment strategy generally involves acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

The Joint Venture funds capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Venture to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Venture will be funded by the Partnership and the other Joint Venture partners on a pro rata basis.

As of December 31, 2004, we were holding investor proceeds of approximately $12.3 million, which are available for investment in properties or real estate joint ventures. Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership during the second month following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized.

(d)	Contingencies

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, one of our General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, WIS, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

(e)	Related-Party Transactions

Organizational and Offering Cost Reimbursements

We reimburse Wells Capital for organizational and offering costs equal to the lesser of actual costs incurred or 3% of aggregate gross offering proceeds, subject to the overall limitations of the partnership agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of units, and other items, however, specifically exclude sales and underwriting commissions. We incurred organizational and offering cost reimbursements of $455,697, $459,206, and $0 for the years ended December 31, 2004, 2003, and 2002, respectively. Organizational cost reimbursements are charged as an expense, and offering cost reimbursements are charged to partners’ capital as incurred. Organizational and offering cost reimbursements of $99,158 and $12,067 were included in due to affiliates as of December 31, 2004 and 2003, respectively.

Sales Commissions and Dealer-Managers Fees

In connection with our public offering of units, we pay sales commissions and dealer manager fees of up to 7% and equal to 2.5%, respectively, of aggregate gross offering proceeds to WIS, an affiliated securities broker-dealer, and/or other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). WIS may reallow a portion of its dealer-manager fee to Participating Dealers in the aggregate amount of up to 1.5% of aggregate gross offering proceeds as marketing fees, or to reimburse Participating Dealers for the costs and expenses of representatives of such Participating Dealers for attending educational conferences and seminars. We incurred sales commissions of $811,942, $927,045, and $0 for the years ended December 31, 2004, 2003, and 2002, respectively, which were re-allowed to Participating Dealers for the corresponding periods. We incurred dealer-manager fees of $379,748, $382,672, and $0 for the years ended December 31, 2004, 2003, and 2002, of which $136,774, $214,856, and $0, respectively, were reallowed to Participating Dealers. As of December 31, 2004 and 2003, sales commissions of $0 and $40,461, respectively, and dealer-manager fees of $0 and $10,056, respectively, were included in commissions payable.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

We pay Wells Capital for acquisition and advisory services and acquisition expense reimbursements equal to 3.5% of the aggregate gross offering proceeds. We incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $531,646 and $535,740, and applied deferred project costs of $175,168 and $379,981 upon investment in the Joint Venture during 2004 and 2003, respectively. Acquisition and advisory fees and acquisition expense reimbursements of $115,685 and $14,079 were included in due to affiliates as of December 31, 2004 and 2003, respectively.

Management and Leasing Fees and Administration Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management, the management and leasing of the Partnership’s properties; administrative services for the Partnership, relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions,” for a description of these fees and expense reimbursements incurred by the Partnership during the year ended December 31, 2004.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions and suitable acquisitions.

(f) Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation. There is no assurance, that the Partnership would be able to replace the existing leases with new leases at higher base rental rates.

(g) Application of Critical Accounting Policies

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of its depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Buildings	40 years
Building improvements	10 –25 years
Land improvements	20 years
Tenant improvements	Lease term

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $66,564 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice. This change has no impact on the amount of depreciation allocated to the limited partners for federal income tax purposes.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of December 31, 2004.

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

Allocation of Purchase Price of Acquired Assets

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141 “Business Combination,” (“FAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions, and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Partnership’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their estimated fair values.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

Through March 31, 2004, the Joint Venture amortized such lease intangibles as adjustments rental income rather than to expense. In order to be more aligned with current with industry practice, the Joint Venture reclassified the related amortization from an adjustment to rental income to expense as presented in Note 4. of the accompanying financial statements for the years ended December 31, 2004 and 2003.

Estimates of the fair values of the tangible and intangible assets requires us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Partnership’s purchase price allocations, which could impact the amount of the Partnership’s reported net income.

(h)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Venture, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to our operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management, Wells Capital, and WIS are owned and controlled by and comprise substantially all of the operations of Wells Real Estate Funds, Inc. (“WREF”). Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF is to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Venture to find alternative service providers.

For the six months ended December 31, 2004, operating revenues for WREF on a consolidated basis exceeded operating expenses by approximately $5.8 million, and WREF is also expecting revenues to exceed expenses during 2005. For the year ended December 31, 2004, operating expenses for WREF exceeded operating revenues by $11.6 million. During 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of gross investment proceeds raised by the sale of securities issued by affiliated investment products. Gross offering proceeds from the sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, were anticipated to be significantly less in 2004 than offering proceeds from the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low during the beginning of its offering period.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations.

(i)	Subsequent Events

From January 1, 2005 through February 28, 2005, the Partnership raised gross offering proceeds of approximately $1,846,600 through the issuance and sale of approximately 97,726 Cash Preferred Units and 86,935 Tax Preferred Units. As of February 28, 2005, approximately 1,265,700 limited partnership units remain available for sale under the Partnership’s offering, and the Partnership was holding net offering proceeds of $13,845,000 that are available for investment in properties.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent registered public accountants during the years ended December 31, 2004 or 2003.

ITEM  9A.    CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM  9B.    OTHER INFORMATION.

For the quarter ended December 31, 2004, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM  10.    GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Capital

Wells Capital, our corporate General Partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 61, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is the corporate general partner of our other General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, WIS, and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to engage in selling efforts and other nonprincipal activities on behalf of WIS.

On or about November 24, 2004, a putative class action complaint, the Hendry Action, was filed by four individuals against Wells Capital and Mr. Wells, the general partners of Wells Real Estate Fund I, Wells Real Estate Fund I, Wells Management, and WIS. See Part I, Item 7 for additional information regarding the Hendry Action.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as our corporate General Partner, Wells Capital, has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff of our corporate General Partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since the Partnership and corporate General Partner do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to our corporate General Partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of our corporate General Partner performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM  11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

As of December 31, 2004, the Partnership has not made any payments to Leo F. Wells, III as compensation for serving as our General Partner.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2004.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Set forth below is the security ownership of beneficial owners as of February 28, 2005.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Kenneth J. Woolcott, Trustee 6100 La Jolla Scenic, S La Jolla, CA 92037	322,580.645 Units (a)	10.0%

Limited Partnership Units	New Horizons, L.P. P.O. Box 6446 San Pedro, CA 90734	257,812.758 Units	8.0%

Limited Partnership Units	Andrew Mark Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units (b)	6.2%

Limited Partnership Units	Matthew Phillip Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units (b)	6.2%

(a)	Kenneth J. Woolcott owns Cash Preferred Units through an Irrevocable Trust.

(b)	Andrew Mark Urbanek and Matthew Phillip Urbanek own Tax Preferred Units through an Irrevocable Trust.

Set forth below is the security ownership of management as of February 28, 2005.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	69.940 Units (a)	Less than 1%

(a)	Leo F. Wells, III owns 69.940 Cash Preferred Units through Wells Capital, Inc.

No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to the General Partners and their affiliates in connection our operations are as follows:

Organizational and Offering Cost Reimbursements

We reimburse Wells Capital for organizational and offering cost equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the Partnership Agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of units, and other offering costs; however, offering costs specifically exclude sales and underwriting commissions. We incurred organizational and offering cost reimbursements of $455,697, $459,206, and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. Organizational cost reimbursements are charged as an expense and offering cost reimbursements are charged to partners’ capital as incurred. Organizational and offering cost reimbursements of $99,158 and $12,067 were included in due to affiliates as of December 31, 2004 and 2003, respectively.

Sales Commissions and Dealer-Manager Fees

In connection with our public offering of units, we pay sales commissions and dealer-manager fees of up to 7% and equal to 2.5%, respectively, of aggregate gross offering proceeds to WIS, an affiliated securities broker-dealer, and/or other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). WIS may reallow a portion of its dealer-manager fee to Participating Dealers in the aggregate amount of up to 1.5% of aggregate gross offering proceeds as marketing fees, or to reimburse Participating Dealers for the costs and expenses of representatives of such Participating Dealers for attending educational conferences and seminars. We incurred sales commissions of $811,942, $927,045, and $0 for the years ended December 31, 2004, 2003, and 2002, respectively, which were reallowed to Participating Dealers for the corresponding periods. We incurred dealer-manager fees of $379,748, $382,672, and $0 for the years ended December 31, 2004, 2003, and 2002, of which $136,774, $214,856, and $0, respectively, were re-allowed to Participating Dealers. As of December 31, 2004 and 2003, sales commissions of $0 and $40,461, respectively, and dealer-manager fees of $0 and $10,056, respectively, were included in commissions payable.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

We pay Wells Capital for acquisition and advisory services and acquisition expense reimbursements equal to 3.5% of the aggregate gross offering proceeds. We incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $531,646 and $535,740, and applied deferred project costs of $175,168 and $379,981 upon investment in the Joint Venture during 2004 and 2003, respectively. As of December 31, 2004 and 2003, acquisition and advisory fees and acquisition expense reimbursements of $115,685 and $14,079 were included in due to affiliates as of December 31, 2004 and 2003, respectively.

Property Management, Leasing, and Asset Management Fees

Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through the Joint Venture equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term (ten or more years) net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture and, accordingly, included in equity in income of joint venture in accompanying statements of operations. The Partnership’s share of these fees was $66,227 and $8,291 for the years ended December 31, 2004 and 2003, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. During 2004 and 2003, the Partnership paid $39,461 and $10,476, respectively, to Wells Capital and Wells Management for reimbursement of such administrative services. As of December 31, 2004 and 2003, overpayments to Wells Capital for administrative reimbursements of $5,861 and $0 are recorded as due from affiliate in the accompanying balance sheets, respectively. As of December 31, 2004 and 2003, administrative reimbursements due to Wells Management of $2,543 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash flow from operations or net sales proceeds for the year ended December 31, 2004.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners or their affiliates have not received any real estate commissions in 2004.

ITEM  14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2004, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since inception of the Partnership. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2004 and 2003, are set forth in the table below.

	2004	2003
Audit Fees(1)	$58,383	$73,533
Audit-Related Fees	0	0
Tax Fees	4,923	310
All Other Fees	0	0

Total	$63,306	$73,843

(1)	A portion of the Audit Fees is allocated to the Joint Ventures in which the Partnership invests.

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent registered public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The financial statements are contained on pages F-2 through F-29 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P.
(Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 31, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 31, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

2004 FORM 10-K

OF

WELLS REAL ESTATE FUND XIV, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document
*3.1	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XIV, L.P. (included as Exhibit A to Prospectus)

*3.2	Certificate of Limited Partnership of Wells Real Estate Fund XIV, L.P. dated October 25, 2002 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.1	Amended and Restated Escrow Agreement between Wells Real Estate Fund XIV, L.P. and SouthTrust Bank (Exhibit 10.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.2	Property Management, Leasing and Asset Management Agreement between Wells Real Estate Fund XIV, L.P. and Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.3	Agreement of Purchase and Sale of Property for Siemens Orlando Buildings and third amendment thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.4	Lease Agreement with Siemens Shared Services LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.5	Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, File No. 0-49633)

*10.6	Purchase and Sale Agreement for Randstad Atlanta Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, File No. 0-49633)

*10.7	Lease Agreement for Randstad Atlanta Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, File No. 0-49633)

*10.8	Purchase and Sale Agreement for the sale of 7500 Setzler Parkway Building (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.9	Lease Agreement for 7500 Setzler Parkway Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WELLS REAL ESTATE FUND XIV, L.P.

FINANCIAL STATEMENTS

Page
WELLS REAL ESTATE FUND XIV, L.P.
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2004 and 2003	F-3
Statements of Operations for the Years Ended December 31, 2004 and 2003 and the Period from October 25, 2002 (Inception) through December 31, 2002	F-4
Statements of Partners’ Capital for the Years Ended December 31, 2004 and 2003 and the Period from October 25, 2002 (Inception) through December 31, 2002	F-5
Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 and the Period from October 25, 2002 (Inception) through December 31, 2002	F-6
Notes to Financial Statements	F-7

FUND XIII AND FUND XIV ASSOCIATES
Report of Independent Registered Public Accounting Firm	F-18
Balance Sheets as of December 31, 2004 and 2003	F-19
Statements of Operations for the Year ended December 31, 2004 and the Period from August 20, 2003 (Inception) through December 31, 2003	F-20
Statements of Partners’ Capital for the Year ended December 31, 2004 and the Period from August 20, 2003 (Inception) through December 31, 2003	F-21
Statements of Cash Flows for the Year ended December 31, 2004 and the Period from August 20, 2003 (Inception) through December 31, 2003	F-22
Notes to Financial Statements	F-23
Schedule III – Real Estate and Accumulated Depreciation	F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIV, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIV, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for the years ended December 31, 2004 and 2003, and the period from October 25, 2002 (Inception) through December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIV, L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and the period from October 25, 2002 (Inception) through December 31, 2002 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS
	2004	2003
Investment in Joint Venture (Note 4)	$13,178,200	$9,419,352
Cash and cash equivalents	12,516,514	3,795,008
Due from Joint Venture	304,578	98,488
Due from affiliate	5,861	0
Deferred projects costs	512,237	155,759

Total assets	$26,517,390	$13,468,607

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$17,784	$3,730
Commissions payable	0	50,517
Partnership distributions payable	277,885	74,525
Due to affiliate	217,386	26,146

Total liabilities	513,055	154,918

Commitments and contingencies (Note 9)

Partners’ capital:
Limited partners (4,500,000 units authorized):
Original	0	0
Cash Preferred – 2,229,738 and 962,441 units issued and outstanding as of December 31, 2004 and 2003, respectively	19,618,187	8,433,881
Tax Preferred – 819,938 and 568,246 units issued and outstanding as of December 31, 2004 and 2003, respectively	6,386,148	4,879,808
General partners	0	0

Total partners’ capital	26,004,335	13,313,689

Total liabilities and partners’ capital	$26,517,390	$13,468,607

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004 AND 2003 AND THE PERIOD FROM OCTOBER 25, 2002 (INCEPTION)

THROUGH DECEMBER 31, 2002

	2004	2003	2002
EQUITY IN INCOME OF JOINT VENTURE (Note 4)	$427,890	$18,205	$0

EXPENSES:
Partnership administration	87,784	15,030	39
Legal and accounting	102,506	22,135	0
Other general and administrative	1,235	13	0
Organizational expenses	0	47,171	0

Total expenses	191,525	84,349	39

INTEREST AND OTHER INCOME	52,834	13,215	0

NET INCOME (LOSS)	$289,199	$(52,929)	$(39)

NET INCOME (LOSS) ALLOCATED TO PARTNERS:
CASH PREFERRED	$992,650	$57,392	$0

TAX PREFERRED	$(703,451)	$(109,860)	$0

GENERAL PARTNERS	$0	$(461)	$(39)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.63	$0.12	$0.00

TAX PREFERRED	$(1.05)	$(0.22)	$0.00

DISTRIBUTIONS PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.56	$0.15	$0.00

TAX PREFERRED	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	1,581,981	498,431	0

TAX PREFERRED	670,559	504,535	0

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004 AND 2003 AND THE PERIOD FROM OCTOBER 25, 2002 (INCEPTION)

THROUGH DECEMBER 31, 2002

	Limited Partners					General Partners	Total Partners’ Capital
		Cash Preferred		Tax Preferred
	Original	Units	Amount	Units	Amount
BALANCE, October 25, 2002 (Inception)	$100	0	$0	0	$0	$500	$600

Limited partner contributions	0	0	0	0	0	0	0
Net loss	0	0	0	0	0	(39)	(39)

BALANCE, December 31, 2002	100	0	0	0	0	461	561

Limited partner contributions	0	962,441	9,624,406	568,246	5,682,464	0	15,306,870
Return of original limited partner contribution	(100)	0	0	0	0	0	(100)
Sales commissions and dealer–manger fees	0	0	(788,700)	0	(521,017)	0	(1,309,717)

Sales discounts	0	0	(125,619)	0	(18,817)	0	(144,436)
Offering costs	0	0	(259,073)	0	(152,962)	0	(412,035)
Net income (loss)	0	0	57,392	0	(109,860)	(461)	(52,929)
Distributions of operating cash flow ($0.15 per weighted-average Cash Preferred Unit)	0	0	(74,525)	0	0	0	(74,525)

BALANCE, December 31, 2003	0	962,441	8,433,881	568,246	4,879,808	0	13,313,689

Cash preferred conversion elections	0	(3,000)	(26,323)	3,000	26,323	0	0
Tax preferred conversion elections	0	10,000	80,078	(10,000)	(80,078)	0	0
Limited partner contributions	0	1,260,297	12,602,972	258,692	2,586,924	0	15,189,896
Sales commissions and dealer–manager fees	0	0	(947,814)	0	(243,876)	0	(1,191,690)
Sales discounts	0	0	(249,469)	0	(1,882)	0	(251,351)
Offering costs	0	0	(378,077)	0	(77,620)	0	(455,697)
Net income (loss)	0	0	992,650	0	(703,451)	0	289,199
Distributions of operating cash flow ($0.54 per weighted-average Cash Preferred Unit)	0	0	(889,711)	0	0	0	(889,711)

BALANCE, December 31, 2004	$0	2,229,738	$19,618,187	819,938	$6,386,148	$0	$26,004,335

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004 AND 2003 AND THE PERIOD FROM OCTOBER 25, 2002 (INCEPTION)

THROUGH DECEMBER 31, 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$289,199	$(52,929)	$(39)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of Joint Venture	(427,890)	(18,205)	0
Operating distributions received from joint venture	842,151	0	0
Changes in operating assets and liabilities:
Due from affiliate	(5,861)	0	0
Due to affiliate	2,543	0	0
Accounts payable and accrued expenses	14,054	3,730	0

Total adjustments	424,997	(14,475)	0

Net cash provided by (used in) operating activities	714,196	(67,404)	(39)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(4,204,031)	(9,119,654)	0
Deferred project costs paid	(430,040)	(521,662)	0

Net cash used in investing activities	(4,634,071)	(9,641,316)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Original limited partners’ contribution	0	0	100
Original general partners’ contributions	0	0	500
Return of original partner contribution	0	(100)	0
Limited partners’ contributions	14,938,545	15,162,434	0
Sales commissions and dealer-manager fees paid	(1,242,207)	(1,259,199)	0
Operating distributions paid from accumulated earnings	(686,351)	0	0
Offering costs paid	(368,606)	(399,968)	0

Net cash provided by financing activities	12,641,381	13,503,167	600

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,721,506	3,794,447	561

CASH AND CASH EQUIVALENTS, beginning of period	3,795,008	561	0

CASH AND CASH EQUIVALENTS, end of period	$12,516,514	$3,795,008	$561

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from joint venture	$304,578	$98,488	$0

Partnership distributions payable	$277,885	$74,525	$0

Deferred project costs contributed to joint venture	$175,168	$379,981	$0

Deferred project costs due to affiliate	$101,607	$14,078	$0

Offering costs due to affiliate	$87,090	$12,068	$0

Sales commissions and dealer manager fees due to affiliate	$0	$50,517	$0

Discounts applied to limited partner contributions	$251,351	$144,436	$0

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIV, L.P. (or, the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 2002 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On October 25, 2002, the Partnership was organized under the laws of the state of Georgia upon accepting initial contributions from the General Partners and Original Limited Partner of $500 and $100, respectively. On May 14, 2003, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on July 24, 2003. As of December 31, 2004, the Partnership accepted subscriptions for approximately 2,222,737 Cash Preferred units and 826,938 Tax Preferred units for total Limited Partner capital contributions of approximately $30,496,770. Pursuant to the terms of the partnership agreement, the Original Limited Partner’s interest in the Partnership was redeemed for $100 upon the admission of additional limited partners following commencement of operations.

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned an interest in the following joint venture (the “Joint Venture”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	1. Siemens – Orlando Building (Acquired on October 30, 2003) Two single-story office buildings located in Orlando, Florida

2. Randstad – Atlanta Building (Acquired on December19, 2003) A four-story office building located in Atlanta, Georgia

3. 7500 Setzler Parkway (Acquired on March 26, 2004) A one-story office and warehouse building located in Brooklyn Park, Minnesota

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $66,564 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives for the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Deferred Project Costs

The Partnership pays certain acquisition and advisory fees and acquisition expense reimbursements to Wells Capital as a percentage of gross offering proceeds. Upon investment in real estate assets, directly or through the Joint Venture, such fees are allocated to the real estate assets or the Joint Venture and depreciated on the same basis and over the respective useful lives of the corresponding real estate assets. Deferred project costs represent acquisition and advisory fees and acquisition expense reimbursements incurred, which have not yet been invested in real estate assets or the Joint Venture.

Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership for such year.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash flow from operations will be made to the limited partners holding Tax Preferred Units.

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Cash Preferred Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until each such limited partner has received an amount necessary to equal the net cash from operations received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective Preferential Limited Partner Returns (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	Then, if limited partners have received any Excess Limited Partner Distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their Preferential Limited Partner Return), to the General Partners until they have received distributions equal to 20% of the sum of any such Excess Limited Partner Distributions, plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

Allocation of Net Income, Net Loss, and Gain on Sale

For purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, and the gain on sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportion that net cash from operations is distributed to the partners holding Cash Preferred Units and the General Partner. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Cash Preferred Units and 1% to the General Partners.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Due from Joint Venture

Due from Joint Venture at December 31, 2004 and 2003 represents the Partnership’s share of operating cash flow to be distributed from the Joint Venture for the fourth quarter of 2004 and 2003.

(b)	Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for asset management and the management and leasing of the Partnership’s properties owned directly or through joint ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture and, accordingly, included in equity in income of joint venture in accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture are $66,227 and $8,291 for the years ended December 31, 2004 and 2003, respectively.

(c)	Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management $39,461 and $10,476 for the

years ended December 31, 2004 and 2003, respectively, for these services and expenses. As of December 31, 2004 and 2003, overpayments to Wells Capital for administrative reimbursements of $5,861 and $0 are recorded as due from affiliate in the accompanying balance sheets, respectively. As of December 31, 2004 and 2003, administrative reimbursements due to Wells Management of $2,543 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(d)	Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $531,646 and $535,740, and applied deferred project costs of $175,168 and $379,981 upon investment in the Joint Venture during 2004 and 2003, respectively. As of December 31, 2004 and 2003, acquisition and advisory fees and acquisition expense reimbursements of $115,685 and $14,079 were included in due to affiliates as of December 31, 2004 and 2003, respectively.

(e)	Organizational and Offering Cost Reimbursements

The Partnership reimburses Wells Capital for organizational and offering costs equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations set forth in the Partnership Agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of units, and other offering costs; however, offering costs specifically exclude sales and underwriting commissions. The Partnership incurred organizational and offering cost reimbursements of $455,697, $459,206, and $0 for the years ended December 31, 2004, 2003, and 2002, respectively. Organizational cost reimbursements are charged to expense and offering expense reimbursements are charged to partner’s capital as incurred. As of December 31, 2004 and 2003, organizational and offering cost reimbursements of $99,158 and $12,067 were included in due to affiliates as of December 31, 2004 and 2003, respectively.

(f)	Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership pays sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., (“WIS”), a registered securities broker-dealer and affiliated with the General Partners, the majority of which are reallowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be reallowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses for representatives of such Participating Dealers to attend educational conferences and seminars. The Partnership incurred sales commissions of $811,942, $927,045, and $0 for the years ended December 31, 2004, 2003, and 2002, respectively, which were reallowed to Participating Dealers for the corresponding periods. The Partnership incurred dealer-manager fees of $379,748, $382,672, and $0 for the years ended December 31, 2004, 2003, and 2002, of which $136,774, $214,856, and $0, respectively, were reallowed to Participating Dealers. As of December 31, 2004 and 2003, sales commissions of $0 and $40,461, respectively, and dealer-manager fees of $0 and $10,056, respectively, were included in commissions payable.

(g)	Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	INVESTMENT IN JOINT VENTURE

Fund XIII-XIV Associates

On August 20, 2003, Fund XIII-XIV Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. On October 30, 2003, Fund XIII-XIV Associates purchased two single-story office buildings comprised of 82,000 square feet, known as the Siemens – Orlando Building, located in Orlando, Florida. On December 19, 2003, Fund XIII-XIV Associates purchased a 64,574-square-foot, four-story office building, known as the Randstad Atlanta Building, located in Atlanta, Georgia. On March 26, 2004, Fund XIII-XIV Associates purchased a 120,000-square-foot, one-story office and warehouse building, known as 7500 Setzler Parkway, located in Brooklyn Park, Minnesota.

The Partnership’s investment and approximate ownership percentage in the Joint Venture at December 31, 2004 and 2003 is presented below:

	2004		2003
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund XIII – XIV Associates	$13,178,200	53%	$9,419,352	50%

A roll-forward of the Partnership’s investment in the Joint Venture for the years ended December 31, 2004 and 2003 is presented below:

	2004	2003
Investment in Joint Venture, beginning of year	$9,419,352	$0
Equity in income of Joint Venture	427,890	18,205
Contributions to Joint Venture	4,379,199	9,499,635
Distributions from Joint Venture	(1,048,241)	(98,488)

Investment in Joint Venture, end of year	$13,178,200	$9,419,352

Condensed financial information for the Joint Venture in which the Partnership held an interest as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2004	2003	2004	2003	2004	2003
Fund XIII-XIV Associates	$26,377,953	$19,061,266	$1,395,264	$222,562	$24,982,689	$18,838,704

	Total Revenues For The Years Ended December 31,			Net Income For The Years Ended December 31,
	2004	2003		2004		2003
Fund XIII-XIV Associates	$2,880,215	$283,375	(1)	$819,173	(2)	$36,410

(1)	In the second quarter 2004, the Joint Venture began to report the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships as amortization expense and has reclassified $55,996 amortization from rental income to amortization expense for the year ended December 31, 2003. The period of amortization continues to be the term of the respective lease. This reclassification had no impact on net income.

(2)	Effective July 1, 2004, the Joint Venture extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the twelve months ended December 31, 2004 of approximately $126,306. Management believes that this change more appropriately reflects the estimated useful lives of the real estate assets and is consistent with prevailing industry practice.

5.	PER UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying statements of operations, will vary from the per unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Cash Preferred Units and Tax Preferred Units, individual units have different characteristics including capital bases, cumulative operating distributions and cumulative earnings allocations as a result of, among other things, the ability of unit holders to elect to be treated as Cash Preferred Units or Tax Preferred Units, or to change their prime elections, on a quarterly basis.

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2004 and 2003:

	2004		2003
Financial statement net income	$289,199		$(52,929)
Increase in net income resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	(10,925	)(1)	13,318
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	411,239		41,342
Capitalization of organization costs for income tax purposes, which are accounted for as expenses for financial reporting purposes	0		47,171
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(1,521)		(7,568)
Other	(14,576)		0

Federal Income Tax basis net income	$673,416		$41,334

(1)	Effective July 1, 2004, the Joint Venture extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002:

	2004	2003	2002
Financial statement partners’ capital	$26,004,335	$13,313,689	$561
Increase in partners’ capital resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	2,393	13,318	0
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	452,581	41,342	0
Meals & entertainment	0	0	0
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	0	0	0
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	3,764,925	1,866,188	0
Capitalization of organization costs for income tax purposes, which are accounted for as expenses for financial reporting purposes	47,171	47,171	0
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(9,089)	(7,568)	0
Partnership distributions payable	277,885	74,525	0
Other	(14,576)	0	0

Income tax basis partners’ capital	$30,525,625	$15,348,665	$561

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003:

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of Joint Venture	$71,634	$86,602	$109,126	$160,528
Interest and other income	8,941	4,950	13,776	$25,165
Net income	29,432	18,204	82,763	158,800
Net income (loss) allocated to partners:
Cash Preferred	$192,806	$220,564	$251,568	$327,712
Tax Preferred	(163,374)	(202,360)	(168,805)	(168,912)
Net income (loss) per weighted-average limited partner unit:
Cash Preferred(a)	$0.19	$0.17	$0.13	$0.15
Tax Preferred(a)	$(0.28)	$(0.32)	$(0.23)	$(0.22)
Distribution per weighted-average limited partner unit:
Cash Preferred(b)	$0.17	$0.17	$0.12	$0.13
Tax Preferred(b)	$0.00	$0.00	$0.00	$0.00

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of Joint Venture	$0	$0	$(13)	$18,218
Interest and other income	0	0	3,328	9,887
Net loss	0	0	(4,889)	(48,040)
Net income (loss) allocated to partners:
Cash Preferred	$0	$0	$0	$57,392
Tax Preferred	0	0	(4,840)	(105,020)
General Partners	0	0	(49)	(412)
Net income (loss) per weighted-average limited partner unit:
Cash Preferred(a)	$0.00	$0.00	$0.00	$0.12
Tax Preferred(a)	$0.00	$0.00	$(0.01)	$(0.21)
Distribution per weighted-average limited partner unit:
Cash Preferred(b)	$0.00	$0.00	$0.00	$0.15
Tax Preferred(b)	$0.00	$0.00	$0.00	$0.00

(a)	The quarterly per unit amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual income (loss) per unit amounts have been calculated assuming that income (loss) was earned ratably over the year. As a result, the sum of these quarterly per unit amounts does not equal the respective annual per unit amount presented in the accompanying financial statements.

(b)	The sum of the four quarterly amounts does not equal the respective annual amount presented in the accompanying financial statements due to rounding.

8.	AMERICAN JOBS CREATION ACT OF 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

9.	COMMITMENTS AND CONTINGENCIES

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, WIS, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of

Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

10.	SUBSEQUENT EVENTS

From January 1, 2005 through February 28, 2005, the Partnership raised gross offering proceeds of approximately $1,846,600 through the issuance and sale of approximately 97,726 Cash Preferred Units and 86,935 Tax Preferred Units. As of February 28, 2005, approximately 1,265,700 limited partnership units remain available for sale under the Partnership’s offering, and the Partnership was holding net offering proceeds of approximately $13,845,000 that are available for investment in properties.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2004 and the period from August 20, 2003 (Inception) through December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates at December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from August 20, 2003 (Inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2004 and 2003

ASSETS

	2004	2003
Real estate assets, at cost:
Land	$4,062,507	$2,656,250
Building and improvements, less accumulated depreciation of $590,940 and $86,017 at December 31, 2004 and 2003, respectively	16,023,283	11,527,422
Intangible lease assets, less accumulated amortization of $626,308 and $60,917 at December 31, 2004 and 2003, respectively	3,342,633	3,230,612

Total real estate assets	23,428,423	17,414,284

Lease origination costs, less accumulated amortization of $341,049 and $28,767 at December 31, 2004 and 2003, respectively	2,050,743	2,095,951
Cash and cash equivalents	753,810	199,406
Accounts receivable	133,742	38,491
Other assets	11,235	0

Total assets	$26,377,953	$19,748,132

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable	$68,637	$25,586
Intangible lease liabilities, less accumulated amortization of $68,687 and $0 at December 31, 2004 and 2003, respectively	618,179	686,866
Due to affiliate	5,508	0
Partnership distributions payable	577,948	196,976
Deferred rent	124,992	0

Total liabilities	1,395,264	909,428

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	11,804,489	9,419,352
Wells Real Estate Fund XIV, L.P.	13,178,200	9,419,352

Total partners’ capital	24,982,689	18,838,704

Total liabilities and partners’ capital	$26,377,953	$19,748,132

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED

DECEMBER 31, 2004 AND THE PERIOD FROM AUGUST 20, 2003 (INCEPTION) THROUGH

DECEMBER 31, 2003

	2004	2003
REVENUES:
Rental income	$2,353,598	$225,892
Tenant reimbursements	526,287	57,483
Interest and other income	330	0

Total revenues	2,880,215	283,375

EXPENSES:
Amortization of lease origination costs	840,014	84,764
Depreciation	504,923	86,017
Operating costs	485,860	40,834
Management and leasing fees	138,068	16,581
Legal and accounting	47,266	14,691
Joint venture administration	44,911	4,078

Total expenses	2,061,042	246,965

NET INCOME	$819,173	$36,410

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE PERIOD FROM AUGUST 20, 2003 (INCEPTION)

THROUGH DECEMBER 31, 2003 AND THE YEAR ENDED DECEMBER 31, 2004

	Wells Fund XIII	Wells Fund XIV	Total Partners’ Capital
Balance, August 20, 2003 (inception)	$0	$0	$0

Net income	18,205	18,205	36,410
Partnership contributions	9,499,635	9,499,635	18,999,270
Partnership distributions	(98,488)	(98,488)	(196,976)

Balance, December 31, 2003	$9,419,352	$9,419,352	$18,838,704

Net income	391,283	427,890	819,173
Partnership contributions	2,954,663	4,379,199	7,333,862
Partnership distributions	(960,809)	(1,048,241)	(2,009,050)

Balance, December 31, 2004	$11,804,489	$13,178,200	$24,982,689

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED

DECEMBER 31, 2004 AND THE PERIOD FROM AUGUST 20, 2003 (INCEPTION) THROUGH

DECEMBER 31, 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$819,173	$36,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	504,923	86,017
Amortization of intangible lease assets and liabilities	496,704	60,917
Amortization of intangible lease origination costs	312,282	28,767
Changes in assets and liabilities:
Accounts receivable	(95,251)	(38,491)
Other assets	(11,235)	0
Accounts payable	43,051	25,586
Due to affiliate	5,508	0
Deferred rent	124,992	0

Total adjustments	1,380,974	162,796

Net cash provided by operating activities	2,200,147	199,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(6,407,041)	(13,509,725)
Investment in intangible lease origination costs	(267,074)	(2,124,718)
Investment in intangible lease asset	(677,412)	(2,604,663)

Net cash used in investing activities	(7,351,527)	(18,239,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(1,628,078)	0
Contributions from joint venture partners	7,333,862	18,239,306

Net cash provided by financing activities	5,705,784	18,239,306

NET INCREASE IN CASH AND CASH EQUIVALENTS	554,404	199,406

CASH AND CASH EQUIVALENTS, beginning of period	199,406	0

CASH AND CASH EQUIVALENTS, end of period	$753,810	$199,406

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to the joint venture	$292,620	$759,964

Partnership distributions payable	$577,948	$196,976

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 and 2003

1.	ORGANIZATION AND BUSINESS

On August 20, 2003, Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. entered into a joint venture to form Fund XIII and Fund XIV Associates (the “Joint Venture”). The general partners of Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. are Leo F. Wells, III and Wells Capital, Inc.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On October 30, 2003, the Joint Venture purchased an 82,000-square-foot, two single-story office building, the Seimens-Orlando Building, located in Orlando, Florida. On December 19, 2003, in a sale-leaseback transaction, the Joint Venture acquired the Randstad – Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia. On March 26, 2004, the Joint Venture purchased a 120,000-square-foot, one story office and warehouse building, 7500 Setzler Parkway, located in Brooklyn Park, Minnesota. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $126,306 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Intangible Lease Assets and Liabilities

On January 1, 2002, the Joint Venture adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles”. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Joint Venture’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their estimated fair values.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease acquisition costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

During 2003, the Joint Venture amortized such lease intangibles as adjustments rental income rather than to expense. In order to be more aligned with current with industry practice, the Joint Venture reclassified the related amortization from an adjustment to rental income to expense in the accompanying statement of operations for the year ended December 31, 2003.

Estimates of the fair values of the tangible and intangible assets require the Joint Venture to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Joint Venture’s purchase price allocations, which could impact the amount of the Joint Venture’s reported net income.

As of December 31, 2004, approximately $220,000 and approximately $3,749,000 was recognized as the value of above-market in-place leases and intangible absorption period costs, respectively, and included in real estate assets in the consolidated balance sheets as intangible lease assets. As of December 31, 2004, approximately $687,000 was recognized as the value of below-market in-place leases and presented in the consolidated balance sheets as intangible lease liability, and approximately $2,392,000 was recognized as intangible lease origination costs and included in deferred lease acquisition costs in the consolidated balance sheets.

During the year ended December 31, 2004, the Joint Venture recorded $840,000 in amortization expense related to intangible lease origination costs and intangible absorption period costs and approximately $31,000 of amortization relating to above-market and below-market in-place leases that was recorded as a net increase in rental revenues in the consolidated statements of operations.

The remaining unamortized balance for these intangible assets/liabilities will be amortized as follows:

	Intangible Lease Asset Amortization	Intangible Lease Liability Amortization	Intangible Lease Origination Costs Amortization	Intangible Lease Absorption Period Amortization
For the year ending December 31:
2005	$40,371	$68,687	$322,173	$550,110
2006	39,768	68,687	321,031	546,317
2007	32,262	68,687	306,749	500,348
2008	22,648	68,687	287,921	453,624
2009	20,510	68,687	258,911	403,047
Thereafter	21,679	274,744	553,958	711,949

	$177,238	$618,179	$2,050,743	$3,165,395

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2004 or 2003.

Other Assets

Other assets, as of December 31, 2004 and 2003 are comprised of the following items:

	2004	2003
Prepaid property insurance	$6,035	$0
Utility deposits	5,200	0

Total	$11,235	$0

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. held ownership interests in the Joint Venture of approximately 47% and 53%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees of $125,668 and $16,581 for the year ended December 31, 2004 and the period from August 20, 2003 (Inception) to December 31, 2003, respectively.

(b)	Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expense. During 2004 and the period from August 20, 2003 (Inception) to December, 31 2003, the Joint Venture reimbursed $50,031 and $4,735, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $5,508 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(c)	Deferred Project Costs

Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. pay 3.5% of gross capital contributions to Wells Capital, Inc. for acquisition and advisory services, subject to certain overall limitations provided in the respective partnership agreements. These fees were capitalized by Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. as paid and allocated to specific properties upon acquisition by the Joint Venture. Accordingly, such deferred project costs are included in the capitalized assets of the Joint Venture.

(d)	Conflict of Interest

The general partners of Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases as of December 31, 2004 is as follows:

Year ended December 31:
2005	$2,372,729
2006	2,378,795
2007	2,316,060
2008	2,200,597
2009	2,037,289
Thereafter	4,067,301

$15,372,771

Four tenants contributed approximately 32%, 29%, 19% and 8% of rental income for the year ended December 31, 2004. In addition, four tenants will contribute approximately 39%, 23%, 23% and 11% of future minimum rental income.

WELLS FUND XIII - REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

		Initial Cost			Gross Carrying Amounts of December 31, 2004				Accumulated Depreciation & Amortization (d)	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Intangible Lease Asset	Total
SIEMENS – ORLANDO BUILDING (a)	None	$1,950,000	$8,734,436	$487,880	$2,031,250	$7,095,759	$2,045,307	$11,172,316	$726,971	2003	10/30/2003
RANDSTAD – ATLANTA BUILDING (b)	None	600,000	4,829,953	976,613	625,000	4,535,345	1,246,221	6,406,566	286,593	2003	12/19/2003
7500 SETZLER PARKWAY BUILDING (c)	None	1,350,000	5,423,401	293,388	1,406,257	4,983,119	677,413	7,066,789	203,684	2004	03/26/2004

Total		$3,900,000	$18,987,790	$1,757,881	$4,062,507	$16,614,223	$3,968,941	$24,645,671	$1,217,248

(a)	Siemens – Orlando Building is a two-story office building located in Orlando, Florida.

(b)	Randstad – Atlanta Building is a four-story office building located in Atlanta, Georgia.

(c)	7500 Setzler Parkway is a one-story office and warehouse located in Brooklyn Park, Minnesota.

(d)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation & Amortization
BALANCE AT AUGUST 20, 2003 (INCEPTION)	$0	$0

2003 additions	17,561,218	146,934

BALANCE AT DECEMBER 31, 2003	17,561,218	146,934

2004 additions	7,084,453	1,070,314

BALANCE AT DECEMBER 31, 2004	$24,645,671	$1,217,248