Form 10-Q
period 2005-03-31
WELLS REAL ESTATE FUND XIV LP
filed 2005-05-13
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 000-50647

WELLS REAL ESTATE FUND XIV, L.P.

(Exact name of registrant as specified in its charter)

Georgia	01-0748981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint venture.

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services; and

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds;

•	Ability to acquire properties in a timely manner at appropriate amounts that provide acceptable returns; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XIV, L.P.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	December 31, 2004
Investment in joint venture	$13,032,768	$13,178,200
Cash and cash equivalents	14,678,208	12,516,514
Due from joint venture	269,026	304,578
Due from affiliate	0	5,861
Deferred projects costs	608,840	512,237

Total assets	$28,588,842	$26,517,390

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$11,298	$17,784
Partnership distributions payable	289,270	277,885
Due to affiliate	14,966	217,386

Total liabilities	315,534	513,055

PARTNERS’ CAPITAL:
Limited partners (4,500,000 units authorized):
Cash Preferred—2,413,346 and 2,229,738 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	21,246,952	19,618,187
Tax Preferred—912,337 and 819,938 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	7,026,356	6,386,148
General partners	0	0

Total partners’ capital	28,273,308	26,004,335

Total liabilities and partners’ capital	$28,588,842	$26,517,390

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
EQUITY IN INCOME OF JOINT VENTURE	$123,584	$71,634

EXPENSES:
Partnership administration	16,520	9,275
Legal and accounting	8,083	41,835
Other general and administrative	78	33

Total expenses	24,681	51,143

INTEREST AND OTHER INCOME	44,278	8,941

NET INCOME	$143,181	$29,432

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$311,510	$131,903

TAX PREFERRED	$(168,329)	$(102,471)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.13	$0.13

TAX PREFERRED	$(0.19)	$(0.18)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,314,163	1,020,057

TAX PREFERRED	887,514	578,866

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

	Limited Partners					Total Partners’ Capital
	Cash Preferred		Tax Preferred		General Partners
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	962,441	$8,433,881	568,246	$4,879,808	$0	$13,313,689

Cash preferred conversion elections	(3,000)	(26,323)	3,000	26,323	0	0
Tax preferred conversion elections	10,000	80,078	(10,000)	(80,078)	0	0
Limited partner contributions	1,260,297	12,602,972	258,692	2,586,924	0	15,189,896
Sales commissions and dealer–manager fees	0	(947,814)	0	(243,876)	0	(1,191,690)
Sales discounts	0	(249,469)	0	(1,882)	0	(251,351)
Offering costs	0	(378,077)	0	(77,620)	0	(455,697)
Net income (loss)	0	992,650	0	(703,451)	0	289,199
Distributions of operating cash flows ($0.54 per weighted-average Cash Preferred Unit)	0	(889,711)	0	0	0	(889,711)

BALANCE, December 31, 2004	2,229,738	19,618,187	819,938	6,386,148	0	26,004,335

Cash preferred conversion elections	(960)	(8,447)	960	8,447	0	0
Limited partner contributions	184,568	1,845,681	91,439	914,389	0	2,760,070
Sales commissions and dealer–manager fees	0	(168,904)	0	(86,867)	0	(255,771)
Sales discounts	0	(6,435)	0	0	0	(6,435)
Offering costs	0	(55,370)	0	(27,432)	0	(82,802)
Net income (loss)	0	311,510	0	(168,329)	0	143,181
Distributions of operating cash flows ($0.12 per weighted-average Cash Preferred Unit)	0	(289,270)	0	0	0	(289,270)

BALANCE, March 31, 2005	2,413,346	$21,246,952	912,337	$7,026,356	$0	$28,273,308

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,181	$29,432
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint venture	(123,584)	(71,634)
Operating distributions received from joint venture	304,568	98,488
Changes in operating assets and liabilities:
Accounts receivable	0	(2,093)
Due from joint venture	0	(26,702)
Due from affiliate	5,861	0
Due to affiliate	2,415	0
Accounts payable and accrued expenses	(6,486)	3,647

Total adjustments	182,774	1,706

Net cash provided by operating activities	325,955	31,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	0	(4,204,031)
Deferred project costs paid	(211,833)	(62,948)

Net cash used in investing activities	(211,833)	(4,266,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Limited partners’ contributions	2,753,635	1,575,199
Sales commissions and dealer-manager fees paid	(246,608)	(163,833)
Offering costs paid	(181,570)	(53,955)
Partnership distributions paid	(277,885)	(74,525)

Net cash provided by financing activities	2,047,572	1,282,886

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,161,694	(2,952,955)

CASH AND CASH EQUIVALENTS, beginning of period	12,516,514	3,795,008

CASH AND CASH EQUIVALENTS, end of period	$14,678,208	$842,053

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$289,270	$172,242

Deferred project costs contributed to joint venture	$0	$175,168

Deferred project costs due to affiliate	$455	$6,930

Offering costs due to affiliate	$390	$5,940

Sales commissions and dealer-manager fees due to affiliates	$9,163	$19,068

Discounts applied to limited partner contributions	$6,435	$19,072

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

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

On October 25, 2002, the Partnership was organized under the laws of the state of Georgia and accepted initial contributions from the General Partners and Original Limited Partner of $500 and $100, respectively. On May 14, 2003, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on July 24, 2003. Pursuant to the terms of the partnership agreement, the Original Limited Partner’s interest in the Partnership was redeemed for $100 upon the admission of additional limited partners following commencement of operations. As of March 31, 2005, the Partnership had accepted subscriptions for approximately 2,407,306 Cash Preferred Units and 918,378 Tax Preferred Units for total Limited Partner capital contributions of approximately $33,256,840. The offering was terminated on April 30, 2005, which is further described in Note 5.

The Partnership owns interests in all of its real estate assets through a joint venture with an entity affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint venture (the “Joint Venture”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.

1. Siemens—Orlando Building

Two single-story office buildings located in Orlando, Florida

2. Randstad—Atlanta Building

A four-story office building located in Atlanta, Georgia

3. 7500 Setzler Parkway

(Acquired on March 26, 2004)

A one-story office and warehouse building located in Brooklyn Park, Minnesota

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Venture and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are necessary to fairly present the information for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership for such year.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash flow from operations will be made to the limited partners holding Tax Preferred Units.

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Cash Preferred Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until each such limited partner has received an amount necessary to equal the net cash from operations previously distributed to the limited partners holding Cash Preferred Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective Preferential Limited Partner Returns (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	Then, if limited partners have received any Excess Limited Partner Distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their Preferential Limited Partner Return), to the General Partners until they have received distributions equal to 20% of the sum of any such Excess Limited Partner Distributions, plus distributions made to the General Partners pursuant to this provision; and

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

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

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through joint ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture and, accordingly, included in equity in income of joint venture in accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture is $22,358 and $14,670 for the three months ended March 31, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $13,867 and $6,354 for the three months ended March 31, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $5,861 are recorded as due from affiliate in the accompanying balance sheets. As of December 31, 2004, administrative reimbursements due to Wells Management of $2,543 are included in due to affiliates in the accompanying balance sheets. As of March 31, 2005, administrative reimbursements due to Wells Management and Wells Capital of $4,958 are included in due to affiliates in the accompanying balance sheets.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $96,603 and $55,799, and applied deferred project costs of $0 and $175,168 upon investment in the Joint Venture during the three months ended March 31, 2005 and March 31, 2004, respectively. As of March 31, 2005 and December 31, 2004, acquisition and advisory fees and acquisition expense reimbursements of $455 and $115,685 were included in due to affiliates, respectively.

Organizational and Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering costs equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations set forth in the Partnership Agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of units, and other offering costs; however, offering costs specifically exclude sales and underwriting commissions. Organizational cost reimbursements are charged to expense and offering expense reimbursements are charged to partners’ capital as incurred. The Partnership incurred organizational and offering cost reimbursements of $82,802 and $47,828 for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and December 31, 2004, organizational and offering cost reimbursements of $390 and $99,158 were included in due to affiliates, respectively.

As of March 31, 2005, Wells Capital had incurred cumulative organizational and offering costs on behalf of the Partnership of approximately $1,859,599, of which approximately $997,705 had been reimbursed pursuant to the terms outlined above.

Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership pays sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., (“WIS”), a registered securities broker-dealer affiliated with the General Partners, the majority of which are reallowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be reallowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses for representatives of such Participating Dealers to attend educational conferences and seminars. The Partnership incurred sales commissions of $255,771 and $111,599 for the three months ended March 31, 2005 and 2004, respectively, all of which were reallowed to Participating Dealers for the corresponding periods. The Partnership incurred dealer-manager fees of $69,002 and $39,857 for the three months ended March 31, 2005 and 2004, of which $37,885 and $19,967, respectively, were reallowed to Participating Dealers. As of March 31, 2005 and December 31, 2004, sales commissions of $8,838 and $0, respectively, and dealer-manager fees of $325 and $0, respectively, were included in due to affiliates, respectively.

4.	INVESTMENT IN JOINT VENTURE

Basis of Presentation

During the periods presented, the Partnership owned interests in three properties through its ownership in the Joint Venture. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership, as well as Wells Real Estate Fund XIII, L.P., is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. Accordingly, the Partnership’s investment in the Joint Venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investment in the Joint Venture, refer to the financial statements and footnotes included in the Partnership’ Form 10-K for the year ended December 31, 2004.

Summary of Operations

Condensed financial information for the Joint Venture for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues			Net Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2005	2004		2005	2004
Fund XIII-XIV Associates	$812,032	$606,259	(1)	$234,504	$143,166

(1)	Through the first quarter 2004, the Joint Venture reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income. In the second quarter 2004, the Joint Venture began reflecting this amortization as amortization expense and has reclassified such amortization amounts, including $115,150 for the three months ended March 31, 2004, from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification had no impact on net income.

5.	SUBSEQUENT EVENT

Termination of the Partnership’s Public Offering of Limited Partnership Units

The Partnership’s public offering of limited partnership units was terminated on April 30, 2005, at which time the Partnership had sold approximately 2,531,031 Cash Preferred Units and 943,193 Tax Preferred Units representing capital contributions of approximately $34,742,240. From April 1, 2005 through April 30, 2005, the Partnership raised approximately $1,485,401 through the issuance of approximately 123,725 Cash Preferred Units and 24,815 Tax Preferred Units. As of April 30, 2005, the Partnership was holding net offering proceeds of $15,859,895 that are available for investment in properties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

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

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants. Strategic dispositions could occur during this phase in order to capitalize on market conditions;

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

Portfolio Overview

We just completed the fundraising phase of its life cycle effective April 30, 2005, and continue to operate in the investing phase of our life cycle. Through the Joint Venture, we currently own interests in three properties, all of which are 100% leased. Our focus in the near term is to continue to identify high-quality core assets for acquisition that will provide diversification to the existing assets.

The annualized first quarter 2005 operating distribution rate to the limited partners holding Cash Preferred Units was 5.00%, a slight decrease from the 5.25% annualized distribution rate for the prior quarter. The General Partners anticipate that operating distributions may decline or remain relatively low in the near term, depending on the timing of new acquisitions. No operating distributions have been made to limited partners holding Tax Preferred Units pursuant to the partnership agreement or to the General Partners.

Property Summary

Information related to the properties owned by the Joint Venture is presented below:

•	The Siemens—Orlando Building was acquired in October 2003. The property is leased to four major tenants, and the major lease to Siemens Shared Services, LLC extends to 2009.

•	The Randstad—Atlanta Building was acquired in December 2003. This office property is 100% leased to Randstad Staffing Services, Inc., the sole tenant, until 2013.

•	7500 Setzler Parkway in Brooklyn Park, Minnesota, was acquired in March 2004. This property is 100% leased to RR Donnelley & Sons Company until 2010.

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

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds that own interests in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Results of Operations

Equity in Income of Joint Venture

Equity in income of the Joint Venture was $123,584 and $71,634 for the three months ended March 31, 2005 and 2004, respectively. The increase in equity in income of Joint Venture is primarily due to operating income generated from the ownership of 7500 Setzler Parkway for the entire quarter in 2005, as this property was acquired in late March 2004.

We anticipate rental revenues or equity in income of Joint Venture to increase as we acquire interests in one or more additional properties, either directly or through interests in joint ventures.

Expenses of the Partnership

Our total expenses were $24,681 and $51,143 for the three months ended March 31, 2005 and 2004, respectively. The 2005 decrease is attributable to a decrease in accounting fees and legal fees due to non-recurring fees incurred in the first quarter of 2004 related to the acquisition of 7500 Setzler Parkway, partially offset by an increase in administrative salaries.

We anticipate additional increases related to implementing and adhering to reporting and regulatory requirements on a going-forward basis.

Interest and Other Income

Interest and other income was $44,278 and $8,941 for the three months ended March 31, 2005 and 2004, respectively. The increase corresponds with the changes in the average amount of investor proceeds held during the respective periods. We held investor proceeds available for investment in properties of approximately $14.6 million and $0.9 million as of March 31, 2005 and 2004, respectively.

Future levels of interest income will be largely dependent upon the timing and availability of future real estate assets acquisitions.

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

Short-Term Liquidity

During the three months ended March 31, 2005 and 2004, we generated net operating cash flows, including operating distributions received from the Joint Venture, of approximately $326,000 and $31,000, respectively. The 2005 increase is attributable to operating cash flows generated from the ownership of 7500 Setzler Parkway (acquired in March 2004) for an entire quarter in 2005. Distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows and cash on hand have been used to pay operating distributions to limited partners. During the three months ended March 31, 2005, we raised net offering proceeds of approximately $2,114,000, net of sales commissions, dealer-manager fees, acquisition and advisory fees, and acquisition expense reimbursements, and offering costs, through the sale of limited partnership units.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, the timing of new acquisitions by the Partnership or the Joint Venture, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Venture.

We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $316,000 as of March 31, 2005; however, our General Partners anticipate that operating distributions may decline in the near term, as we fund our pro-rata share of anticipated capital improvements for the Randstad Building and the Siemens—Orlando Building and we have not acquired properties, or interests therein, at the same pace as capital has been raised.

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

As of March 31, 2005, we have raised gross offering proceeds of approximately $33.3 million, of which approximately $14.6 million in net offering proceeds is currently on hand and available for investment in additional properties. Management will continue to actively seek investment opportunities and expects to invest these funds in income-producing properties through interests in affiliated joint ventures or by purchasing one or more properties directly during the remainder of 2005. No property acquisitions were under contract as of the date of this filing.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose. Our investment strategy generally involves acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

The Joint Venture funds capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Venture to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Venture will be funded by the Partnership and the other Joint Venture partners on a pro-rata basis.

As of March 31, 2005, we were holding investor proceeds of approximately $14.6 million, which are available for investment in properties or real estate joint ventures. Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership during the second month following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized.

Related-Party Transactions and Agreements

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, and Wells Investment Securities, Inc. (“WIS”), affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for selling commissions, dealer-manager fees, acquisition and advisory fees, reimbursements for acquisition expenses, reimbursements for organizational and offering expenses, asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital, our corporate General Partner, Wells Management, an affiliate of Wells Capital, and WIS to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days, written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital, Wells Management, and WIS.

Wells Capital, Wells Management, and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, one of our General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. The details of both complaints are outlined below.

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

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I,

currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of March 31, 2005, Wells Capital had incurred approximately $215,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with us with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation. There is no assurance, that we would be able to replace the existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of its depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	10 – 25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Venture extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months ended March 31, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Venture utilizes inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held as of March 31, 2005.

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

Through March 31, 2004, the Joint Venture amortized such lease intangibles as adjustments rental income rather than to expense. In order to be more aligned with current with industry practice, the Joint Venture reclassified the related amortization from an adjustment to rental income to expense as presented in Note 4. of the accompanying financial statements for the period ended March 31, 2004.

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

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, beginning in 2005 and thereafter, future passive losses allocable to Tax Preferred limited partners may only be used to offset passive income generated from the same property or within the same fund.

Subsequent Event

Termination of the Partnership’s Public Offering of Limited Partnership Units

The Partnership’s public offering of limited partnership units was terminated on April 30, 2005, at which time the Partnership had sold approximately 2,531,031 Cash Preferred Units and 943,193 Tax Preferred Units representing capital contributions of approximately $34,742,240. From April 1, 2005 through April 30, 2005, the Partnership raised approximately $1,485,401 through the issuance of approximately 123,725 Cash Preferred Units and 24,815 Tax Preferred Units. As of April 30, 2005, the Partnership was holding net offering proceeds of $15,859,895 that are available for investment in properties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended March 31, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended March 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2005.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2005	/s/ LEO F. WELLS, III Leo F. Wells, III President, Principle Executive Officer, and Sole Director of Wells Capital, Inc.
May 13, 2005	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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