Form 10-Q
period 2005-06-30
WELLS REAL ESTATE FUND XIV LP
filed 2005-08-12
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

WELLS REAL ESTATE FUND XIV, L.P.

WELLS REAL ESTATE FUND XIV, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in our accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	December 31, 2004
REAL ESTATE, AT COST:
Land	$1,909,849	$0
Building and improvements, less accumulated depreciation of $28,683 and $0 as of June 30, 2005 and December 31, 2004, respectively	6,867,667	0
Intangible absorption period costs, less accumulated amortization of $23,620 and $0 as of June 30, 2005 and December 31, 2004, respectively	1,369,973	0

Total real estate assets	10,147,489	0

Investment in joint venture	12,913,524	13,178,200
Cash and cash equivalents	3,743,115	12,516,514
Restricted cash	798,730	0
Prepaid and other assets	4,809	0
Due from joint venture	234,284	304,578
Due from affiliates	13,742	5,861
Deferred projects costs	183,588	512,237
Intangible lease origination costs, less accumulated amortization of $43,512 and $0 as of June 30, 2005 and December 31, 2004, respectively	2,523,712	0

Total assets	$30,562,993	$26,517,390

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$37,513	$17,784
Accrued capital expenditures	798,730	0
Partnership distributions payable	359,766	277,885
Due to affiliates	9,229	217,386

Total liabilities	1,205,238	513,055

PARTNERS’ CAPITAL:
Limited partners (4,500,000 units authorized):
Cash Preferred—2,537,071 and 2,229,738 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	22,378,324	19,618,187
Tax Preferred—937,052 and 819,938 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	6,979,431	6,386,148
General partners	0	0

Total partners’ capital	29,357,755	26,004,335

Total liabilities and partners’ capital	$30,562,993	$26,517,390

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Rental income	$123,895	$0	$123,895	$0
Tenant reimbursements	35,702	0	35,702	0
Interest and other income	48,693	4,950	92,971	13,891

Total revenues	208,290	4,950	252,568	13,891

EXPENSES:
Operating costs—rental property	41,583	0	41,583	0
Depreciation	28,683	0	28,683	0
Amortization	67,132	0	67,132	0
Partnership administration	30,078	48,713	46,597	57,987
Legal and accounting	6,882	24,093	14,966	65,929
Management and leasing fees	3,344	0	3,344	0
Other general and administrative	265	542	343	575

Total expenses	177,967	73,348	202,648	124,491

EQUITY IN INCOME OF JOINT VENTURE	115,040	86,602	238,624	158,236

NET INCOME	$145,363	$18,204	$288,544	$47,636

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$408,549	$281,276	$720,059	$413,179

TAX PREFERRED	$(263,186)	$(263,072)	$(431,515)	$(365,543)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.16	$0.22	$0.30	$0.36

TAX PREFERRED	$(0.28)	$(0.42)	$(0.47)	$(0.61)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,502,723	1,290,231	2,408,964	1,155,144

TAX PREFERRED	931,963	626,061	909,861	602,463

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE SIX MONTHS ENDED JUNE 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	962,441	$8,433,881	568,246	$4,879,808	$0	$13,313,689
Cash preferred conversion elections	(3,000)	(26,323)	3,000	26,323	0	0
Tax preferred conversion elections	10,000	80,078	(10,000)	(80,078)	0	0
Limited partner contributions	1,260,297	12,602,972	258,692	2,586,924	0	15,189,896
Sales commissions and dealer-manager fees	0	(947,814)	0	(243,876)	0	(1,191,690)
Sales discounts	0	(249,469)	0	(1,882)	0	(251,351)
Offering costs	0	(378,077)	0	(77,620)	0	(455,697)
Net income (loss)	0	992,650	0	(703,451)	0	289,199
Distributions of operating cash flows ($0.54 per weighted-average Cash Preferred Unit)	0	(889,711)	0	0	0	(889,711)

BALANCE, December 31, 2004	2,229,738	19,618,187	819,938	6,386,148	0	26,004,335
Cash preferred conversion elections	(960)	(8,447)	960	8,447	0	0
Limited partner contributions	308,293	3,082,927	116,154	1,161,544	0	4,244,471
Sales commissions and dealer-manager fees	0	(284,561)	0	(110,347)	0	(394,908)
Sales discounts	0	(8,316)	0	0	0	(8,316)
Offering costs	0	(92,488)	0	(34,846)	0	(127,334)
Net income (loss)	0	720,059	0	(431,515)	0	288,544
Distributions of operating cash flows ($0.27 per weighted-average Cash Preferred Unit)	0	(649,037)	0	0	0	(649,037)

BALANCE, June 30, 2005	2,537,071	$22,378,324	937,052	$6,979,431	$0	$29,357,755

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,544	$47,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,683	0
Amortization of intangible lease origination costs	67,132	0
Equity in income of joint venture	(238,624)	(158,236)
Operating distributions received from joint venture	573,594	312,467
Operating changes in assets and liabilities:
Increase in prepaid and other assets	(4,809)	(11,125)
Increase in due from affiliates	(7,881)	0
Increase in accounts payable and accrued expenses	19,729	4,631
Increase in due to affiliates	6,686	0

Total adjustments	444,510	147,737

Net cash provided by operating activities	733,054	195,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and related assets	(12,289,810)	0
Investment in joint venture	0	(4,204,031)
Deferred project costs paid	(264,242)	(316,837)

Net cash used in investing activities	(12,554,052)	(4,520,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Limited partners’ contributions	4,236,155	8,551,983
Sales commissions and dealer-manager fees paid	(394,908)	(640,319)
Offering costs paid	(226,492)	(271,573)
Partnership distributions paid	(567,156)	(246,767)

Net cash provided by financing activities	3,047,599	7,393,324

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,773,399)	3,067,829

CASH AND CASH EQUIVALENTS, beginning of period	12,516,514	3,795,008

CASH AND CASH EQUIVALENTS, end of period	$3,743,115	$6,862,837

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$359,766	$217,726

Deferred project costs contributed to joint venture	$477,206	$175,168

Deferred project costs due to affiliates	$0	$5,172

Offering costs due to affiliates	$0	$4,434

Sales commissions and dealer-manager fees due to affiliates	$0	$0

Discounts applied to limited partner contributions	$8,316	$246,007

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 (unaudited)

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

On October 25, 2002, the Partnership was organized under the laws of the state of Georgia and accepted initial contributions from the General Partners and Original Limited Partner of $500 and $100, respectively. On May 14, 2003, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on July 24, 2003. Pursuant to the terms of the partnership agreement, the Original Limited Partner’s interest in the Partnership was redeemed for $100 upon the admission of additional limited partners following commencement of operations. The offering was terminated on April 30, 2005, at which time the Partnership had sold approximately 2,531,031 Cash Preferred Units and 943,093 Tax Preferred Units representing capital contributions of $34,741,238.

On May 16, 2005, the Partnership acquired 150 Apollo Drive, a three-story office building containing approximately 80,000 rentable square feet located on a 4.5-acre parcel of land in Chelmsford, Massachusetts, from an unrelated third party for a gross purchase price of approximately $12,250,000, exclusive of closing costs. The 150 Apollo Drive property is leased entirely to Avaya, Inc.

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

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are necessary to fairly and consistently present the information for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Partnership’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Partnership for a pro rata share of operating costs incurred. All of the Partnership’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rental income in the accompanying consolidated balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Partnership has satisfied all obligations under the related lease or lease termination agreement.

The Partnership records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

The Partnership is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income.

The estimated useful lives of the assets by class owned directly by the Partnership or through the Joint Venture are as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate and related intangible assets in which the Partnership has ownership interest, either directly or through investment in the Joint Venture, may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate and intangible assets to their fair value and recognizes an impairment loss. The Partnership held no direct interests in real estate assets as of December 31, 2004, and management has determined that there has been no impairment in the carrying value of real estate assets held as of June 30, 2005.

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

As of June 30, 2005, approximately $1,393,593 was recognized as the gross value of intangible absorption period costs, included in real estate assets in the accompanying balance sheets as intangible lease assets and is being amortized to expense. As of June 30, 2005, approximately $2,567,224 was recognized as the value of the intangible lease origination costs in the accompanying balance sheets and is being amortized to expense.

During the six months and three months ended June 30, 2005, the Partnership recorded amortization expense of $23,620 related to the intangible absorption period costs and $43,512 related to the intangible lease origination costs, which were recorded to amortization expense in the accompanying statements of operations.

The remaining unamortized balance for these intangible assets will be amortized as follows:

	Intangible Absorption Period Costs Amortization	Intangible Lease Origination Costs Amortization
For the year ending December 31:
2005	$141,721	$261,074
2006	283,443	522,147
2007	283,443	522,147
2008	283,443	522,148
2009	283,442	522,148
Thereafter	94,481	174,048

	$1,369,973	$2,523,712

Amortization period (years)	5	5

Investment in Joint Venture

The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments.

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

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns an interest in one unconsolidated joint venture partnership (see Note 4). The joint venture partners of the unconsolidated joint venture in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such venture. However, management has evaluated such joint venture and has determined that it is not a variable interest entity under the provisions of FIN 46(R) because not substantially all of the activities of the joint venture are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entity.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Restricted Cash

The purchase price for 150 Apollo Drive was reduced by $798,730, or $10 per square foot, in connection with a tenant improvement allowance for the sole tenant. Pursuant to the terms of the lease, the tenant may construct improvements, alternations, or additions at its sole expense and request reimbursements for allowable costs, as defined by the lease, from the Partnership through one year following the commencement of the lease or April 30, 2006. Accordingly, we have established a separate escrow bank account and have deposited investor proceeds of $798,730 into the account in order to fund the aforementioned tenant improvements allowance, which is classified as restricted cash in the accompanying balance sheet. Any escrow funds for which allowable reimbursements are submitted by April 30, 2006, will be released to the Partnership to fund such tenant improvement allowance. As of June 30, 2005, the tenant has incurred allowable costs in excess of $798,730, however, since the tenant has not yet submitted a request for reimbursement of these costs, these funds remained in escrow as of June 30, 2005.

Prepaid and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid property tax reimbursements and property insurance. Prepaid expenses and other assets will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without a future economic benefit are written off as they are identified.

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

No distributions of net cash flow from operations will be made to limited partners holding Tax Preferred Units.

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

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying consolidated financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through joint ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Wells Management will manage 150 Apollo Drive on behalf of the Partnership and will be paid property management, leasing and asset management fees in the amount of 4.5% of the gross revenues from 150 Apollo Drive. Management and leasing fees are paid directly by the Joint Venture for the properties owned through the Joint Venture and, accordingly, included in equity in income of joint venture in accompanying statements of operations. Management and leasing fees are paid directly by the Partnership for the property owned directly. The Partnership incurred management and leasing fees and lease acquisition costs from properties owned directly and through the Joint Venture of $19,229 and $15,062 for the three months ended June 30, 2005 and 2004, respectively, and $41,587 and $29,551 for the six months ended June 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management directly for administrative expenses of $17,019 and $16,984 for the three months ended June 30, 2005 and 2004, respectively, and $30,886 and $23,337 for the six months ended June 30, 2005 and 2004, respectively.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $51,954 and $252,130 during the three months ended June 30, 2005 and 2004, respectively, and applied deferred project costs of $477,206 and $0 upon investing in real estate assets during the three months ended June 30, 2005 and 2004, respectively. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $148,556 and $307,930 during the six months ended June 30, 2005 and 2004, respectively, and applied deferred project costs of $477,206 upon investing in real estate assets during the six months ended June 30, 2005 and $175,168 upon investing in the Joint Venture during the six months ended June 30, 2004.

Organizational and Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations set forth in the Partnership Agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of the Partnership’s units, and other offering costs; however, offering costs specifically exclude sales and underwriting commissions. Organizational cost reimbursements are charged to expense, and offering expense reimbursements are charged to partners’ capital as incurred. The Partnership incurred organizational and offering expense reimbursements of $44,532 and $216,112 for the three months ended June 30, 2005 and 2004, respectively, and $127,334 and $263,940 for the six months ended June 30, 2005 and 2004, respectively.

As of June 30, 2005, Wells Capital had incurred cumulative organizational and offering expenses on behalf of the Partnership of approximately $1.9 million, of which the Partnership has reimbursed approximately $1.0 million to Wells Capital pursuant to the terms outlined above.

Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership pays sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., (“WIS”), a registered securities broker dealer affiliated with the General Partners, the majority of which are reallowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be reallowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses relating to attending educational conferences and seminars. The Partnership incurred sales commissions of $102,026 and $277,325 for the three months ended June 30, 2005 and 2004, respectively, and $288,796 and $369,852 for the six months ended June 30, 2005 and 2004, respectively, all of which were reallowed to Participating Dealers for the corresponding periods. The Partnership incurred dealer-manager fees of $37,110 and $180,093 for the three months ended June 30, 2005 and 2004, respectively, of which $19,874 and $44,632, respectively, were reallowed to Participating Dealers and dealer-manager fees of $106,112 and $219,950 for the six months ended June 30, 2005 and 2004, respectively, of which $57,759 and $64,599, respectively, were reallowed to Participating Dealers.

Due From Affiliates

As of June 30, 2005 and December 31, 2004, due from affiliates was comprised of the following items:

	June 30, 2005	December 31, 2004
Reimbursement of organization and offering expenses due from Wells Capital	$11,610	$0
Reimbursement of negative commissions due from WIS	2,132	0
Reimbursement of Partnership administration costs due from Wells Capital	0	5,861

	$13,742	$5,861

Due To Affiliates

As of June 30, 2005 and December 31, 2004, due to affiliates was comprised of the following items:

	June 30, 2005	December 31, 2004
Reimbursement for Partnership administration costs due to Wells Management	$3,981	$2,543
Reimbursement for property management and leasing fees due to Wells Management	3,344	0
Reimbursement for Partnership administration costs due to Wells Capital	1,508	0
Reimbursement for property administration costs due to Wells Management	396	0
Reimbursement for organizational and offering expenses due to Wells Capital	0	99,158
Reimbursement for acquisition and advisory fees and acquisition expense reimbursements due to Wells Capital	0	115,685

	$9,229	$217,386

4.	INVESTMENT IN JOINT VENTURE

Summary of Operations

Condensed financial information for the Joint Venture for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

Total Revenues		Net Income		Total Revenues			Net Income
Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
2005	2004	2005	2004	2005	2004		2005	2004
$778,972	$737,513	$218,292	$164,331	$1,591,004	$1,343,772	(1)	$452,797	$307,497

(1)	Through the first quarter 2004, the Joint Venture reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income. In the second quarter 2004, the Joint Venture began reflecting this amortization as amortization expense and has reclassified such amortization amounts, including $115,150 for the three months ended March 31, 2004, from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification had no impact on net income.

5.	RENTAL INCOME

The future minimum rental income due from the tenant at 150 Apollo Drive under a noncancelable operating lease as of June 30, 2005 is presented below:

Year ending December 31:
2005	$591,060
2006	886,590
2007	886,590
2008	886,590
2009	886,590
Thereafter	295,530

$4,432,950

One tenant contributed 100% of rental income for the period ended June 30, 2005. In addition, it is anticipated that one tenant will contribute 100% of future minimum rental income.

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

Portfolio Overview

We moved from the fundraising phase into the investing phase of our life cycle upon the close of our public offering of limited partnership units in April 2005. We currently own a 100% interest in one property and partial interests in three additional properties, all of which are 100% leased. Our focus in the near term is to continue to attempt to identify high-quality core assets for acquisition that will provide diversification to our existing assets.

During the second quarter of 2005, the acquisition of 150 Apollo Drive, located in Chelmsford, Massachusetts, was a highlight for the portfolio. The 150 Apollo Drive property is 100% leased to Avaya, Inc.

Operating distributions payable to the Cash Preferred unit holders for the second quarter 2005 increased slightly from the first quarter of 2005, primarily due to additional operating cash flows generated from the acquisition of 150 Apollo Drive. Our General Partners anticipate that operating distributions to limited partners may further increase for the remainder of 2005 as a result of generating additional operating cash flows from 150 Apollo Drive.

Property Summary

Information related to the properties owned by the Partnership or its Joint Venture is presented below:

•	The Siemens—Orlando Building, located in Orlando, Florida, was acquired in October 2003. This property is 100% leased to four tenants. The lease to the major tenant at this property, Siemens Shared Services, LLC, extends to 2009.

•	The Randstad—Atlanta Building, located in Atlanta, Georgia, was acquired in December 2003. This property is 100% leased to Randstad Staffing Services, Inc. until 2013.

•	The 7500 Setzler Parkway property, located in Brooklyn Park, Minnesota, was acquired in March 2004. This property is 100% leased to RR Donnelley & Sons Company until 2010.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, was acquired in May 2005. This property is 100% leased to Avaya, Inc. until April 2010.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, depreciation expense, amortization expense, operating expenses, asset management fees, and net income will each increase in future periods as a result of owning 150 Apollo Drive for an entire period going forward.

Revenues

Our gross revenues were $208,290 and $4,950 for the three months ended June 30, 2005 and 2004, respectively, and $252,568 and $13,891 for the six months ended June 30, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, resulted from (i) the acquisition of 150 Apollo Drive on May 16, 2005, and (ii) an increase in interest income due to changes in the average amount of investor proceeds held during the respective periods. We held investor proceeds available for investment in properties of approximately $3.6 million as of June 30, 2005, after the use of investor proceeds for the acquisition of 150 Apollo Drive on May 16, 2005, and $6.9 million as of June 30, 2004.

Future levels of interest income will be largely dependent upon the timing and availability of future real estate assets acquisitions.

Equity in Income of Joint Venture

Equity in income of the Joint Venture was $115,040 and $86,602 for the three months ended June 30, 2005 and 2004, respectively, and $238,624 and $158,236 for the six months ended June 30, 2005 and 2004, respectively. The increase in equity in income of Joint Venture is primarily due to (i) an increase operating income generated from the acquisition of 7500 Setzler Parkway in late March 2004, and (ii) a decline in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for the buildings owned through the Joint Venture effective July 1, 2004, partially offset by (iii) funding of capital expenditures for heating and air conditioning and parking deck repairs at the Randstad—Atlanta Building in the second quarter 2005.

Expenses

Our total expenses were $177,967 and $73,348 for the three months ended June 30, 2005 and 2004, respectively, and $202,648 and $124,491 for the six months ended June 30, 2005 and 2004, respectively. The 2005 increases, as compared to 2004, are primarily attributable to the acquisition of 150 Apollo Drive on May 16, 2005, partially offset by a decrease in legal and accounting fees and Partnership administration expenses primarily due to payment of nonrecurring fees incurred in the first and second quarters of 2004 related to the acquisition of the Siemens—Orlando Building and the Randstad—Atlanta Building in the fourth quarter 2003, and 7500 Setzler Parkway in the first quarter 2004.

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

Short-Term Liquidity

During the six months ended June 30, 2005 and 2004, we generated net operating cash flows, including operating distributions received from the Joint Venture, of approximately $733,000 and $195,000, respectively. The 2005 increase is attributable to operating cash flows generated from the ownership of 7500 Setzler Parkway (acquired in March 2004) primarily in addition to operating cash flows generated from the acquisition of 150 Apollo Drive (acquired in May 2005). Distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During the six months ended June 30, 2005, we raised net offering proceeds of approximately $3,351,000, net of sales commissions, dealer-manager fees, acquisition and advisory fees and acquisition expense reimbursements, and organizational and offering expenses, through the sale of limited partnership units.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, the timing of any new acquisitions by the Partnership or the Joint Venture, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs, and other capital improvements for properties owned by the Partnership or the Joint Venture. Our General Partners anticipate that operating distributions to limited partners may increase in the near term due to the acquisition of 150 Apollo Drive partially offset by the funding of our pro-rata share of anticipated capital improvements required for the Siemens—Orlando Building.

We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $1,205,000 as of June 30, 2005. During the remainder of 2005, our General Partners anticipate that we will be able to fund our proportionate share of capital expenditures noted above.

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

As of June 30, 2005, we have raised gross offering proceeds of approximately $34.7 million, of which approximately $3.6 million in net offering proceeds is currently on hand and available for investment in additional properties. Management is actively seeking investment opportunities and intends to invest these funds in income-producing properties through interests in affiliated joint ventures or by purchasing one or more properties directly as soon as a suitable investment property is identifiable. No property acquisitions were under contract as of the date of this filing.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose. Our investment strategy generally involves acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

The Joint Venture funds capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Venture to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Venture will be funded by the Partnership and the other Joint Venture partner on a pro-rata basis.

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

Following the acquisition of the 150 Apollo Drive Building described above, the Partnership held investor proceeds of approximately $3.6 million that are available for investment in real estate assets. The General Partners are in the process of evaluating the potential uses for such proceeds. Currently, we intend to invest these proceeds in real estate properties, either directly or through joint ventures. Subject to the General Partners’ right to retain amounts deemed necessary for operating expenses and Partnership reserves, the terms of the partnership agreement require the Partnership to return any investor proceeds not invested or committed to the acquisition or development of specific real properties by May 1, 2006 to the limited partners as a return of capital.

Related-Party Transactions and Agreements

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, and Wells Investment Securities, Inc. (“WIS”), affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, WIS and their affiliates for selling commissions, dealer-manager fees, acquisition and advisory fees, reimbursements for acquisition expenses, reimbursements for organizational and offering expenses, asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital, our corporate General Partner, and its affiliates, including Wells Management and WIS, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned directly by the Partnership and through the Joint Venture, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital, Wells Management, and WIS.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

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

Application of Critical Accounting Policies

As we acquire real estate assets and commence operations, we will apply accounting policies in the preparation of our financial statements. Our accounting policies will be established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions are different, it is possible that different accounting policies would be applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Venture, which are considered critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of its depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the assets by class owned directly by the Partnership or through the Joint Venture are as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Venture extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months and six months ended June 30, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Venture utilizes inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of June 30, 2005.

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

Through March 31, 2004, the Joint Venture amortized such lease intangibles as adjustments rental income rather than to expense. In order to be more aligned with current with industry practice, the Joint Venture reclassified the related amortization from an adjustment to rental income to expense as presented in Note 4 of the accompanying financial statements for the period ended June 30, 2005.

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

Potential Tax Impact for Limited Partners Holding Tax Preferred Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act are intended to apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in 2005 and thereafter, future passive losses allocable to Tax Preferred limited partners may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended June 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended June 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIV, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for 150 Apollo Drive Building

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002