Form 10-Q
period 2005-09-30
WELLS REAL ESTATE FUND XIV LP
filed 2005-11-14
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

N/A

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIV, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, and the amount and timing of future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by us and our joint ventures;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions;

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XIV, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. The Partnership’s results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	September 30, 2005 (unaudited)	December 31, 2004
REAL ESTATE, AT COST:
Land	$1,909,849	$0
Building and improvements, less accumulated depreciation of $71,837 and $0 as of September 30, 2005 and December 31, 2004, respectively	6,824,513	0
Intangible lease assets, less accumulated amortization of $94,481 and $0 as of September 30, 2005 and December 31, 2004, respectively	1,299,112	0

Total real estate assets	10,033,474	0

Investment in joint venture	12,757,468	13,178,200
Cash and cash equivalents	4,702,609	12,516,514
Prepaid and other assets	2,554	0
Due from joint venture	201,010	304,578
Due from affiliate	0	5,861
Deferred projects costs	183,588	512,237
Deferred lease costs, less accumulated amortization of $174,049 and $0 as of September 30, 2005 and December 31, 2004, respectively	2,393,175	0

Total assets	$30,273,878	$26,517,390

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$24,156	$17,784
Accrued capital expenditures	798,730	0
Partnership distributions payable	475,701	277,885
Due to affiliates	7,790	217,386

Total liabilities	1,306,377	513,055

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred—2,537,071 and 2,229,738 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	22,399,098	19,618,187
Tax Preferred—937,052 and 819,938 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	6,568,403	6,386,148
General partners	0	0

Total partners’ capital	28,967,501	26,004,335

Total liabilities and partners’ capital	$30,273,878	$26,517,390

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUES:
Rental income	$209,768	$0	$333,663	$0
Tenant reimbursements	103,534	0	139,236	0
Interest and other income	17,490	13,776	110,461	27,667

Total revenues	330,792	13,776	583,360	27,667

EXPENSES:
Operating costs—rental property	105,529	0	145,366	0
Management and leasing fees	6,617	0	9,961	0
Depreciation	43,154	0	71,837	0
Amortization	201,398	0	268,530	0
Legal and accounting	7,749	22,973	24,461	88,902
Partnership administration	24,078	17,166	71,018	75,728

Total expenses	388,525	40,139	591,173	164,630

EQUITY IN INCOME OF JOINT VENTURE	143,179	109,126	381,803	267,362

NET INCOME	$85,446	$82,763	$373,990	$130,399

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$496,474	$260,518	$1,216,533	$673,697

TAX PREFERRED	$(411,028)	$(177,755)	$(842,543)	$(543,298)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.20	$0.14	$0.50	$0.48

TAX PREFERRED	$(0.44)	$(0.25)	$(0.92)	$(0.85)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,537,071	1,868,281	2,452,135	1,390,479

TAX PREFERRED	937,052	719,443	919,025	641,066

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)

	Limited Partners					Total Partners’ Capital
	Cash Preferred		Tax Preferred		General Partners
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	962,441	$8,433,881	568,246	$4,879,808	$0	$13,313,689

Cash preferred conversion elections	(3,000)	(26,323)	3,000	26,323	0	0
Tax preferred conversion elections	10,000	80,078	(10,000)	(80,078)	0	0

Limited partner contributions	1,260,297	12,602,972	258,692	2,586,924	0	15,189,896
Sales commissions and dealer–manager fees	0	(1,197,283)	0	(245,758)	0	(1,443,041)
Offering costs	0	(378,077)	0	(77,620)	0	(455,697)
Net income (loss)	0	992,650	0	(703,451)	0	289,199
Distributions of operating cash flows ($0.54 per weighted-average Cash Preferred Unit)	0	(889,711)	0	0	0	(889,711)

BALANCE, December 31, 2004	2,229,738	19,618,187	819,938	6,386,148	0	26,004,335

Cash preferred conversion elections	(960)	(8,447)	960	8,447	0	0
Limited partner contributions	308,293	3,082,927	116,154	1,161,544	0	4,244,471
Sales commissions and dealer–manager fees	0	(292,877)	0	(110,347)	0	(403,224)

Offering costs	0	(92,488)	0	(34,846)	0	(127,334)
Net income (loss)	0	1,216,533	0	(842,543)	0	373,990
Distributions of operating cash flows ($0.46 per weighted-average Cash Preferred Unit)	0	(1,124,737)	0	0	0	(1,124,737)

BALANCE, September 30, 2005	2,537,071	$22,399,098	937,052	$6,568,403	$0	$28,967,501

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$373,990	$130,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,837	0
Amortization	268,530	0
Equity in income of joint venture	(381,803)	(267,362)
Operating changes in assets and liabilities:
Increase in prepaid and other assets	(2,554)	0
Decrease in due from affiliate	5,861	0
Increase in accounts payable and accrued expenses	6,372	12,878
Increase in due to affiliates	5,247	0

Total adjustments	(26,510)	(254,484)
Operating distributions received from joint venture	906,103	582,537

Net cash provided by operating activities	1,253,583	458,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate related assets	(11,491,080)	0
Investment in joint venture	0	(4,204,031)
Deferred project costs paid	(264,242)	(421,579)

Net cash used in investing activities	(11,755,322)	(4,625,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Limited partners’ contributions	4,236,155	11,637,786
Sales commissions and dealer-manager fees paid	(394,908)	(921,737)
Offering costs paid	(226,492)	(361,351)
Distributions of operating cash flows paid to limited partners	(926,921)	(464,493)

Net cash provided by financing activities	2,687,834	9,890,205

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,813,905)	5,723,047

CASH AND CASH EQUIVALENTS, beginning of period	12,516,514	3,795,008

CASH AND CASH EQUIVALENTS, end of period	$4,702,609	$9,518,055

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in partnership distributions payable	$475,701	$221,858

Deferred project costs applied to investment in real estate assets	$477,206	$0

Deferred project costs contributed to joint venture	$0	$175,168

Deferred project costs due to affiliates	$0	$(3,163)

Offering costs due to affiliates	$0	$(2,710)

Sales commissions and dealer-manager fees due to affiliates	$0	$(31,735)

Discounts applied to limited partner contributions	$8,316	$246,835

Increase in accrued capital expenditures	$798,730	$0

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 2002 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners elect to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On October 25, 2002, the Partnership was organized under the laws of the state of Georgia and accepted initial contributions from the General Partners and Original Limited Partner of $500 and $100, respectively. On May 14, 2003, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on July 24, 2003. Pursuant to the terms of the partnership agreement, the Original Limited Partner’s interest in the Partnership was redeemed for $100 upon the admission of additional limited partners following commencement of operations. The offering was terminated on April 30, 2005, at which time the Partnership had sold approximately 2,531,031 Cash Preferred Units and 943,093 Tax Preferred Units representing total limited partner capital contributions of $34,741,238.

On May 16, 2005, the Partnership acquired 150 Apollo Drive, a three-story office building containing approximately 80,000 rentable square feet located on a 4.5-acre parcel of land in Chelmsford, Massachusetts, from an unrelated third party for a gross purchase price of approximately $12,250,000, exclusive of acquisition costs. The 150 Apollo Drive property is leased entirely to Avaya, Inc. Pursuant to the terms of the lease, Avaya, Inc. may construct improvements, alternations, or additions at its sole expense, and may request reimbursements for such costs up to $798,730, from the Partnership through one year following the commencement of the lease or April 30, 2006. Avaya, Inc. has funded the construction of improvements in excess of $798,730, which were in service as of the date on which the Partnership acquired 150 Apollo Drive. The purchase price for 150 Apollo Drive was reduced by $798,730 (or $10 per square foot) in connection with a tenant improvement allowance, which is recorded as accrued capital expenditures in the accompanying balance sheet. However, as of September 30, 2005, Avaya, Inc. has not yet submitted a request for reimbursement to the Partnership.

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

A four-story office building located in Atlanta, Georgia

3. 7500 Setzler Parkway

(Acquired on March 26, 2004)

A one-story office and warehouse building located in Brooklyn Park, Minnesota

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Venture and forgoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

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

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Partnership’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Partnership for a pro-rata share of operating costs incurred. All of the Partnership’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rental income in the accompanying consolidated balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Partnership has satisfied all obligations under the related lease or lease termination agreement.

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

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate and related intangible assets in which the Partnership has ownership interest, either directly or through investment in the Joint Venture, may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate and intangible assets to their fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of any of the real estate assets held as of September 30, 2005.

Allocation of Purchase Price of Acquired Assets

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141 Business Combination (“FAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Intangibles (“FAS 142”). These standards govern business combinations, asset acquisitions, and the accounting for acquired intangibles.

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

As of September 30, 2005, approximately $1,393,593 was recognized as the gross value of intangible absorption period costs, which is included in real estate assets in the accompanying balance sheet as intangible lease assets and amortized to expense. As of September 30, 2005, approximately $2,567,224 was recognized as the gross value of the intangible lease origination costs, which is included in the accompanying balance sheet as deferred lease costs and amortized to expense.

During the three months and nine months ended September 30, 2005, the Partnership recorded amortization expense of $70,861 and $94,481, respectively, related to the intangible absorption period costs and $130,537 and $174,049, respectively, related to the intangible lease origination costs, which were recorded to amortization expense in the accompanying statements of operations.

The remaining unamortized balance for these intangible assets will be amortized as follows:

	Intangible Absorption Period Costs Amortization	Intangible Lease Origination Costs Amortization
For the year ending December 31:
2005	$70,860	$130,537
2006	283,443	522,147
2007	283,443	522,147
2008	283,443	522,148
2009	283,442	522,148
Thereafter	94,481	174,048

	$1,299,112	$2,393,175

Amortization period (years)	5	5

Investment in Joint Venture

The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. Accordingly, the Partnership’s investment in the Joint Venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns an interest in one unconsolidated joint venture partnership (see Note 4). The joint venture partner of the unconsolidated joint venture in which the Partnership owns an interest has disproportionate voting rights for certain major decisions relative to its obligations to absorb expected losses and rights to receive residual returns of such venture. However, management has evaluated such Joint Venture and has determined that it is not a variable interest entity under the provisions of FIN 46(R) because not substantially all of the activities of the Joint Venture are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined the Partnership’s joint venture partner is not a related party, as defined in FIN 46(R) and SFAS No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entity.

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

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership for such year.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash flow from operations will be made to limited partners holding Tax Preferred Units.

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Cash Preferred Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until each such limited partner has received an amount necessary to equal the net cash from operations previously distributed to the limited partners holding Cash Preferred Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective Preferential Limited Partner Returns (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	Then, if limited partners have received any Excess Limited Partner Distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their Preferential Limited Partner Return), to the General Partners until they have received distributions equal to 20% of the sum of any such Excess Limited Partner Distributions, plus distributions made to the General Partners pursuant to this provision; and

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

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

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through joint ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Wells Management will manage 150 Apollo Drive on behalf of the Partnership and will be paid property management and leasing and asset management fees in the amount of 4.5% of the gross revenues from 150 Apollo Drive. Management and leasing fees are paid directly by the Joint Venture for the properties owned through the Joint Venture and, accordingly, included in equity in income (loss) of joint venture in accompanying statements of operations. Management and leasing fees are paid directly by the Partnership for the property owned directly. The Partnership incurred management and leasing fees and lease acquisition costs from properties owned directly and through the Joint Venture of $26,432 and $17,989 for the three months ended September 30, 2005 and 2004, respectively, and $58,058 and $47,540 for the nine months ended September 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management directly for administrative expenses of $17,250 and $15,318 for the three months ended September 30, 2005 and 2004, respectively, and $48,136 and $38,655 for the nine months ended September 30, 2005 and 2004, respectively.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were included in deferred project costs in the accompanying balance sheet, of $0 and $110,486 during the three months ended September 30, 2005 and 2004, respectively, and $0 and $418,416 during the nine months ended September 30, 2005 and 2004, respectively. The Partnership applied deferred project costs of $477,206 to real estate assets upon acquiring 150 Apollo Drive during the nine months ended September 30, 2005 and applied $175,168 to the Joint Venture upon acquiring 7500 Setzler Parkway during the nine months ended September 30, 2004.

Organizational and Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations set forth in the partnership agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of the Partnership’s units, and other offering costs; however, offering costs specifically exclude sales and underwriting commissions. Organizational cost reimbursements are charged to expense, and offering expense reimbursements are charged to partners’ capital as incurred. The Partnership incurred organizational and offering expense reimbursements of $0 and $94,702 for the three months ended September 30, 2005 and 2004, respectively, and $0 and $358,642 for the nine months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005, Wells Capital had incurred cumulative organizational and offering expenses on behalf of the Partnership of approximately $1.9 million, of which the Partnership has reimbursed approximately $1.0 million to Wells Capital pursuant to the terms outlined above.

Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership pays sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., (“WIS”), a registered securities broker dealer affiliated with the General Partners, the majority of which are reallowed to other broker dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be reallowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses relating to attending educational conferences and seminars. The Partnership incurred sales commissions of $0 and $215,236 for the three months ended September 30, 2005 and 2004, respectively, and $288,796 and $585,088 for the nine months ended September 30, 2005 and 2004, respectively, all of which were reallowed to Participating Dealers for the corresponding periods. The Partnership incurred dealer-manager fees of $0 and $77,166 for the three months ended September 30, 2005 and 2004, respectively, of which $0 and $33,299, respectively, were reallowed to Participating Dealers. The Partnership incurred dealer-manager fees of $106,112 and $297,116 for the nine months ended September 30, 2005 and 2004, respectively, of which $57,759 and $97,898, respectively, were reallowed to Participating Dealers.

Due From Affiliate

As of December 31, 2004, overpayments to Wells Capital for Partnership administrative reimbursements of $5,861 are recorded as due from affiliate in the accompanying balance sheet.

Due To Affiliates

As of September 30, 2005 and December 31, 2004, due to affiliates was comprised of the following items:

	September 30, 2005	December 31, 2004
Reimbursements due to Wells Management for administration costs	$4,937	$2,543
Reimbursements due to Wells Management for management and leasing fees	2,098	0
Reimbursements due to Wells Capital for administration costs	755	0
Reimbursements due to Wells Capital for organizational and offering expenses	0	99,158
Reimbursements due to Wells Capital for acquisition and advisory fees and acquisition expense reimbursements	0	115,685

	$7,790	$217,386

4.	INVESTMENT IN JOINT VENTURE

Summary of Operations

Condensed financial information for the Joint Venture for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

Total Revenues		Net Income		Total Revenues		Net Income
Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
2005	2004	2005	2004	2005	2004	2005	2004
$818,514	$777,828	$271,687	$207,070(1)	$2,409,517	$2,121,600(2)	$724,484	$514,567(1)

(1)	Effective July 1, 2004, the Joint Venture extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three months and nine months ended September 30, 2004 of $63,153. Management believes that this change more appropriately reflects the estimated useful lives of the real estate assets and is consistent with prevailing industry practice.

(2)	Through the first quarter 2004, the Joint Venture reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income. In the second quarter 2004, the Joint Venture began reflecting this amortization as amortization expense and has reclassified such amortization amounts, including $115,150 for the three months ended March 31, 2004, from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification had no impact on net income.

5.	RENTAL INCOME

The future minimum rental income due from the tenant at 150 Apollo Drive under a noncancelable operating lease as of September 30, 2005 is presented below:

Year ending December 31:
2005	$221,648
2006	886,590
2007	886,590
2008	886,590
2009	886,590
Thereafter	295,530

$4,063,538

One tenant contributed 100% of rental income for the period ended September 30, 2005. In addition, it is anticipated that one tenant will contribute 100% of future minimum rental income.

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

Portfolio Overview

We are now in the investing phase of our life cycle upon the close of our public offering of limited partnership units in April 2005. We currently own a 100% interest in one property and partial interests in three additional properties, all of which are 100% leased. Our focus in the near term is to continue to attempt to identify high-quality core assets for acquisition that will provide diversification to our existing assets.

The acquisition of 150 Apollo Drive was a highlight for the portfolio. This high-quality asset enjoys a prime location in the Chelmsford suburb of Boston, Massachusetts. The 150 Apollo Drive property is 100% leased to Avaya, Inc.

Operating distributions payable to the Cash Preferred unit holders for the third quarter 2005 increased from the second quarter of 2005, primarily due to additional operating cash flows generated from the acquisition of 150 Apollo Drive. Given the stability of our portfolio, our General Partners anticipate maintaining operating distributions at similar levels in the near term.

Property Summary

Information related to the properties owned by the Partnership or its Joint Venture is presented below:

•	The Siemens—Orlando Building, located in Orlando, Florida, was acquired in October 2003. This property is 100% leased to four tenants. The lease to the major tenant at this property, Siemens Shared Services, LLC, extends to 2009.

•	The Randstad—Atlanta Building, located in Atlanta, Georgia, was acquired in December 2003. This property is 100% leased to Randstad Staffing Services, Inc. until 2013.

•	The 7500 Setzler Parkway property, located in Brooklyn Park, Minnesota, was acquired in March 2004. This property is 100% leased to R.R. Donnelley & Sons Company until 2010.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, was acquired in May 2005. This property is 100% leased to Avaya, Inc. until April 2010.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, management and leasing fees, depreciation, and amortization and net income will increase in future periods as a result of owning 150 Apollo Drive for an entire period and as a result of future acquisitions of real estate assets, or interests therein.

We commenced our initial public offering on May 14, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of 125,000 units on July 24, 2003, we have acquired interests in three real properties through the first nine months of 2004 through the Joint Venture. During the remainder of 2004 and the first nine months of 2005, we invested in one property directly, which increased the total number of properties in which we held interests to four as of September 30, 2005. Accordingly, the results of operations presented for the quarters ended September 30, 2005 and September 30, 2004 are not directly comparable.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements were $313,302 and $0 for the three months ended September 30, 2005 and 2004, respectively, and $472,899 and $0 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 increases, as compared to 2004, are a result of the acquisition of 150 Apollo Drive on May 16, 2005. We anticipate rental income and tenant reimbursements to increase as a result of an increase in the monthly tenant reimbursements from the sole tenant of 150 Apollo Drive in accordance with the lease.

Interest and Other Income

Interest and other income was $17,490 and $13,776 for the three months ended September 30, 2005 and 2004, respectively, and $110,461 and $27,667 for the nine months ended September 30, 2005 and 2004, respectively. The increase corresponds with an increase in the average amount of investor proceeds held during the respective periods. Future levels of interest income will be largely dependent upon the timing and availability of future real estate asset acquisitions.

Expenses

Our total expenses were $388,525 and $40,139 for the three months ended September 30, 2005 and 2004, respectively, and $591,173 and $164,630 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 increases, as compared to 2004, are primarily attributable to the acquisition of 150 Apollo Drive on May 16, 2005, partially offset by a decrease in legal and accounting fees and partnership administration expenses primarily due to payment of nonrecurring fees related to the acquisitions of the Siemens—Orlando Building, the Randstad—Atlanta Building, and 7500 Setzler Parkway incurred in the first and second quarters of 2004. We also anticipate additional increases in our administrative expenses in future periods related to compliance with financial reporting and regulatory requirements.

Equity in Income of Joint Venture

Equity in income of the Joint Venture was $143,179 and $109,126 for the three months ended September 30, 2005 and 2004, respectively, and $381,803 and $267,362 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 increases, as compared to 2004, in equity in income of Joint Venture are primarily due to (i) an increase in operating income generated from the acquisition of 7500 Setzler Parkway in late March 2004, and (ii) a decline in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for the buildings owned through the Joint Venture effective July 1, 2004. We anticipate equity in income of Joint Venture to increase as a result of scheduled rental increases for two tenants at the Siemens—Orlando Building.

Liquidity and Capital Resources

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Venture’s properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2005 and 2004, we generated net operating cash flows, including operating distributions received from the Joint Venture, of approximately $1,254,000 and $458,000, respectively. The 2005 increase is primarily attributable to operating cash flows generated from the acquisition of 150 Apollo Drive (acquired in May 2005) in addition to the cash flows generated from the ownership of 7500 Setzler Parkway (acquired in March 2004) for an entire period. Distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

During the nine months ended September 30, 2005, we raised net offering proceeds of approximately $3,351,000, net of sales commissions, dealer-manager fees, acquisition and advisory fees and acquisition expense reimbursements, and organizational and offering expenses, through the sale of limited partnership units. In addition, we used net offering proceeds of approximately $12.3 million to acquire 150 Apollo Drive in May 2005.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture or the directly owned property, the timing of any new acquisitions by the Partnership or the Joint Venture, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs, and other capital improvements for properties owned by the Partnership or the Joint Venture. We anticipate that operating distributions to limited partners will remain at similar levels in the near term, given that each of the assets is currently stabilized. We believe that the cash on hand and distributions received from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $1,306,000, as of September 30, 2005.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated by the Joint Venture and the directly owned property. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Venture. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements and to pay operating distributions to the limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Venture, which are dependent upon the net operating income generated by the Joint Venture’s properties, less reserves for known capital expenditures.

We have raised gross offering proceeds of approximately $34.7 million, of which approximately $3.5 million in net offering proceeds is currently on hand and available for investment in additional properties. Management is actively seeking investment opportunities and intends to invest these funds in income-producing properties through interests in affiliated joint ventures or by purchasing one or more properties directly as soon as a suitable investment property is identified. No property acquisitions were under contract as of the date of this filing.

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

Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership during the first month following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized.

Following the acquisition of the 150 Apollo Drive Building described above, the Partnership currently holds investor proceeds of approximately $3.5 million that are available for investment in real estate assets. The General Partners are in the process of evaluating the potential uses for such proceeds. Currently, we intend to invest these proceeds in real estate properties, either directly or through joint ventures. Subject to the General Partners’ right to retain amounts deemed necessary for operating expenses and partnership reserves, the terms of the partnership agreement require the Partnership to return any investor proceeds not invested or committed to the acquisition or development of specific real properties by May 1, 2006 to the limited partners as a return of capital.

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

Economic Dependency

We have engaged Wells Capital, our corporate General Partner, and its affiliates, including Wells Management and WIS, to provide certain services that are essential to the Partnership, including asset management services, the management and leasing of properties owned directly by the Partnership and through the Joint Venture, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and Wells Investment Securities, Inc. based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc.’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III and Wells Capital, our General Partners, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

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

Effective July 1, 2004, the Joint Venture extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Venture utilizes inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of September 30, 2005.

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

Allocation of Purchase Price of Acquired Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 Business Combination (“FAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Intangibles (“FAS 142”). These standards govern business combinations, asset acquisitions, and the accounting for acquired intangibles.

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

Through March 31, 2004, the Joint Venture amortized such lease intangibles as adjustments rental income rather than to expense. In order to be more aligned with current with industry practice, the Joint Venture reclassified the related amortization from an adjustment to rental income to expense as presented in Note 4 of the accompanying financial statements for the period ended September 30, 2005.

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

Potential Tax Impact on Limited Partners Holding Tax Preferred Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners; however, it is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless Congress passes legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in taxable year 2005 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units may only be used to offset passive income generated from the same property or within the same fund.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended September 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended September 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended September 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 14, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 14, 2005	/s/ DOUGLAS P. WILLIAMS
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