Form 10-Q
period 2006-03-31
WELLS REAL ESTATE FUND XIV LP
filed 2006-05-12
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIV, L.P. (the “Partnership) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIV, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2006	December 31, 2005
REAL ESTATE, AT COST:
Land	$2,470,931	$1,909,849
Building and improvements, less accumulated depreciation of $175,006 and $115,250 as of March 31, 2006 and December 31, 2005, respectively	9,302,277	6,830,353
Intangible lease assets, less accumulated amortization of $243,054 and $165,341 as of March 31, 2006 and December 31, 2005, respectively	1,428,042	1,228,252

Total real estate assets	13,201,250	9,968,454

Investment in joint venture	12,445,992	12,608,437
Cash and cash equivalents	584,259	4,619,908
Accounts receivable	40,333	34,866
Due from joint venture	202,087	265,192
Other assets	14,564	1,764
Deferred leasing costs, less accumulated amortization of $440,361 and $304,586 as of March 31, 2006 and December 31, 2005, respectively	2,339,014	2,262,638
Deferred projects costs	4,846	183,588

Total assets	$28,832,345	$29,944,847

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$94,034	$38,107
Accrued capital expenditures	0	798,730
Due to affiliates	8,484	6,708
Partnership distributions payable	529,856	481,631

Total liabilities	632,374	1,325,176

Partners’ capital:
Limited partners:
Cash Preferred – 2,568,997 and 2,568,697 units issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	22,712,440	22,684,511
Tax Preferred – 905,126 and 905,426 units issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	5,487,531	5,935,160
General partners	0	0

Total partners’ capital	28,199,971	28,619,671

Total liabilities and partners’ capital	$28,832,345	$29,944,847

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2006	2005
REVENUES:
Rental income	$266,985	$0
Tenant reimbursements	117,032	0
Interest and other income	22,128	44,278

Total revenues	406,145	44,278

EXPENSES:
Property operating costs	119,080	0
Management and leasing fees	9,285	0
Depreciation	59,756	0
Amortization	212,450	0
Legal and accounting	14,141	8,083
Partnership administration	25,713	16,598

Total expenses	440,425	24,681

EQUITY IN INCOME OF JOINT VENTURE	144,436	123,584

NET INCOME	$110,156	$143,181

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$555,818	$311,510

TAX PREFERRED	$(445,662)	$(168,329)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.22	$0.13

TAX PREFERRED	$(0.49)	$(0.19)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,568,997	2,314,163

TAX PREFERRED	905,126	887,514

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount

BALANCE, DECEMBER 31, 2004	2,229,738	$19,618,187	819,938	$6,386,148	$0	$26,004,335

Cash preferred conversion elections	(960)	(8,447)	960	8,447	0	0
Tax preferred conversion elections	31,626	221,689	(31,626)	(221,689)	0	0
Limited partner contributions	308,293	3,082,927	116,154	1,161,544	0	4,244,471
Sales commissions and dealer-manager fees	0	(284,561)	0	(110,347)	0	(394,908)
Sales discounts	0	(8,316)	0		0	(8,316)
Other offering costs	0	(92,488)	0	(34,846)	0	(127,334)
Net income (loss)	0	1,761,888	0	(1,254,097)	0	507,791
Distributions of operating cash flow ($0.64 per weighted-average Cash Preferred Unit)	0	(1,606,368)	0	0	0	(1,606,368)

BALANCE, DECEMBER 31, 2005	2,568,697	22,684,511	905,426	5,935,160	0	28,619,671

Tax preferred conversion elections	300	1,967	(300)	(1,967)	0	0
Net income (loss)	0	555,818	0	(445,662)	0	110,156
Distributions of operating cash flow ($0.21 per weighted-average Cash Preferred Unit)	0	(529,856)	0	0	0	(529,856)

BALANCE, MARCH 31, 2006	2,568,997	$22,712,440	905,126	$5,487,531	$0	$28,199,971

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,156	$143,181
Operating distributions received from joint venture	369,986	304,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,756	0
Amortization	213,488	0
Equity in income of joint venture	(144,436)	(123,584)
Operating changes in assets and liabilities:
Increase in accounts receivable	(5,467)	0
Decrease in due from affiliate	0	5,861
Increase in other assets	(12,800)	0
Increase (decrease) in accounts payable and accrued expenses	55,927	(6,486)
Increase in due to affiliates	1,776	2,415

Net cash provided by operating activities	648,386	325,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(4,202,404)	0
Deferred project costs paid	0	(211,833)

Net cash used in investing activities	(4,202,404)	(211,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Limited partners’ contributions	0	2,753,635
Sales commissions and dealer-manager fees paid	0	(246,608)
Other offering costs paid	0	(181,570)
Operating distributions paid to limited partners	(481,631)	(277,885)

Net cash (used in) provided by financing activities	(481,631)	2,047,572

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,035,649)	2,161,694

CASH AND CASH EQUIVALENTS, beginning of period	4,619,908	12,516,514

CASH AND CASH EQUIVALENTS, end of period	$584,259	$14,678,208

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to investment in real estate assets	$178,742	$0

Acquisition and advisory fees and acquisition expense reimbursements due to affiliates	$0	$455

Partnership distributions payable	$529,856	$289,270

Sales commissions and dealer-manager fees due to affiliates	$0	$9,163

Discounts applied to limited partner contributions	$0	$6,435

Other offering costs due to affiliates	$0	$390

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 2002 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the limited partners elect to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

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

On January 31, 2006, the Partnership acquired the 3675 Kennesaw Building, a one-story distribution warehouse building containing approximately 42,800 rentable square feet, located on a 3.81-acre parcel of land in Kennesaw, Georgia, from an unrelated third party, for a purchase price of approximately $3,404,000, including closing costs. The 3675 Kennesaw Building is leased entirely to World Electric Supply, Inc. Following this acquisition, residual net offering proceeds of approximately $116,000 are being held as reserves to fund future capital improvements at the properties described below.

During the periods presented, the Partnership owned direct interests in the following properties:

1. 150 Apollo Drive (Acquired May 16, 2005)

A three-story office building located in Chelmsford, Massachusetts

2. 3675 Kennesaw Building (Acquired January 31, 2006)

A one-story distribution warehouse building located in Kennesaw, Georgia

During the periods presented, the Partnership owned interests in the following joint venture (the “Joint Venture”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	1. Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida
2. Randstad – Atlanta Building A four-story office building located in Atlanta, Georgia
3. 7500 Setzler Parkway A one-story office and warehouse building located in Brooklyn Park, Minnesota

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Venture and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are necessary to fairly and consistently present the information for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2005.

Investment in Joint Venture

The Partnership has evaluated the Joint Venture and concluded that it is not a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investment in the Joint Venture using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to joint venture partner in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partner on a quarterly basis.

Other Assets

Other assets are primarily comprised of prepaid property insurance and interest income receivable. Prepaid expenses will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without a future economic benefit are written off as they are identified.

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined;

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership for such year; and

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash flow from operations will be made to limited partners holding Tax Preferred Units.

Distribution of Sale Proceeds

Upon the sale of properties, unless reserved, net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Cash Preferred Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until each such limited partner has received an amount necessary to equal the net cash from operations previously distributed to the limited partners holding Cash Preferred Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective Preferential Limited Partner Returns (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	Then, if limited partners have received any Excess Limited Partner Distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their Preferential Limited Partner Return), to the General Partners until they have received distributions equal to 20% of the sum of any such Excess Limited Partner Distributions, plus distributions made to the General Partners pursuant to this provision; and

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

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

3.	INVESTMENT IN JOINT VENTURE

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months ended March 31, 2006 and 2005, respectively:

	Total Revenues		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Fund XIII-XIV Associates	$843,443	$812,032	$274,072	$234,504

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of March 31, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Venture for the three months ended March 31, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Wells Management will manage 150 Apollo Drive on behalf of the Partnership and will be paid property management and leasing and asset management fees in the amount of 4.5% of the gross revenues from 150 Apollo Drive. Management and leasing fees are paid directly by the Joint Venture for the properties owned through the Joint Venture and, accordingly, included in equity in income (loss) of joint venture in accompanying statements of operations. Management and leasing fees are paid directly by the Partnership for the property owned directly. The Partnership incurred management and leasing fees and lease acquisition costs from properties owned directly and through the Joint Venture of $19,371 and $22,358 for the three months ended March 31, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management directly for administrative expenses of $18,148 and $13,867 for the three months ended March 31, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were included in deferred project costs in the accompanying balance sheet, of $0 and $96,603 during the three months ended March 31, 2006 and 2005, respectively. The Partnership applied deferred project costs of $178,742 to real estate assets upon using investor proceeds to acquire the 3675 Kennesaw Building and to reimburse Avaya, Inc., the sole tenant at 150 Apollo Drive, for capital improvements during the three months ended March 31, 2006.

Organizational and Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations set forth in the partnership agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of the Partnership’s units, and other offering costs; however, offering costs specifically exclude sales and underwriting commissions. Organizational cost reimbursements are charged to expense, and offering expense reimbursements are charged to partners’ capital as incurred. The Partnership incurred organizational and offering expense reimbursements of $0 and $82,802 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, Wells Capital had incurred cumulative organizational and offering expenses on behalf of the Partnership of approximately $1.9 million, of which the Partnership has reimbursed approximately $1.0 million to Wells Capital pursuant to the terms outlined above.

Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership pays sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., (“WIS”), a registered securities broker dealer affiliated with the General Partners, the majority of which are reallowed to other broker dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be reallowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses relating to attending educational conferences and seminars. The Partnership incurred sales commissions of $0 and $255,771 for the three months ended March 31, 2006 and 2005, respectively, all of which were reallowed to Participating Dealers for the corresponding periods. The Partnership incurred dealer-manager fees of $0 and $69,002 for the three months ended March 31, 2006 and 2005, respectively, of which $0 and $37,885, respectively, were reallowed to Participating Dealers.

Due to Affiliates

As of March 31, 2006 and December 31, 2005, due to affiliates was comprised of the following items:

	March 31, 2006	December 31, 2005
Administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management	$6,870	$6,708
Management and leasing fees due to Wells Management	1,614	0

	$8,484	$6,708

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership having common general partners, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal. The Court has not yet entered an order granting this motion.

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one defense asserted by the defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects of the defendants’ and the plaintiffs’ motions for attorneys’ fees and expenses. The Court has not yet ruled on either party’s motion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Portfolio Overview

We are in the holding phase of our life cycle. Following the acquisition of the 3675 Kennesaw Building in January 2006, we currently own a 100% interest in two properties and partial interests in three additional properties, all of which are 100% leased. Our focus in the near-term is to maintain the high occupancy level of the portfolio and maximize operating performance in each of the assets in order to deliver what we believe will be the greater overall performance for our investors.

The acquisition of the 3675 Kennesaw Building is a highlight for the portfolio during the first quarter of 2006. This high-quality industrial asset is situated in what we believe is a prime location in the Kennesaw suburb of Atlanta, Georgia, and is 100% leased to World Electric Supply, Inc.

Operating distributions payable to the limited partners holding Cash Preferred Units for the first quarter 2006 increased from the fourth quarter of 2005, primarily due to additional operating cash flows generated from the acquisition of the 3675 Kennesaw Building. Given the stability of our portfolio, our General Partners anticipate that the Partnership will be able to maintain operating distributions at similar levels in the near-term.

Property Summary

Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The Siemens – Orlando Building, located in Orlando, Florida, was acquired in October 2003. This property is 100% leased to four tenants. The lease to the major tenant at this property, Siemens Shared Services, LLC, extends to 2009.

•	The Randstad – Atlanta Building, located in Atlanta, Georgia, was acquired in December 2003. This property is 100% leased to Randstad Staffing Services, Inc. until 2013.

•	The 7500 Setzler Parkway property, located in Brooklyn Park, Minnesota, was acquired in March 2004. This property is 100% leased to R.R. Donnelley & Sons Company until 2010.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, was acquired in May 2005. This property is 100% leased to Avaya, Inc. until April 2010.

•	The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, was acquired in January 2006. This property is 100% leased to World Electric Supply, Inc. until October 2012.

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

Short-Term Liquidity

During the three months ended March 31, 2006 and 2005, we generated net operating cash flows, including operating distributions received from the Joint Venture, of approximately $648,000 and $326,000, respectively. The 2006 increase is primarily attributable to operating cash flows generated from the May 2005 acquisition of 150 Apollo Drive and the January 2006 acquisition of the 3675 Kennesaw Building. Distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture or the directly owned properties, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs, and other capital improvements for properties owned by the Partnership or the Joint Venture. We anticipate that operating distributions to limited partners will remain at similar levels in the near term, given that each of the assets is currently stabilized. We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $632,000, as of March 31, 2006.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated by the Joint Venture and our directly owned properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Venture. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements and to pay operating distributions to our limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Venture, which are dependent upon the net operating income generated by the Joint Venture’s properties and our directly owned properties, less reserves for known capital expenditures.

We have raised gross offering proceeds of approximately $34.7 million. Following the acquisition of 150 Apollo Drive in May 2005 and the acquisition of the 3675 Kennesaw Building in January 2006, the Partnership holds investor proceeds of approximately $116,000 that are being held as reserves to fund future capital improvements at our properties.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose. Our investment strategy generally involves acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis either directly by the Partnership or through the Joint Venture.

We fund capital expenditures primarily related to tenant improvements for the purpose of readying properties for re-leasing, and building improvements for the purpose of maintaining the quality of our properties and readying properties for sale. As leases expire, we attempt to re-lease space to existing tenants or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures required for the properties owned through the Joint Venture and not provided out of operating cash flows will be required to be funded by the Partnership and the other joint venture partner on a pro-rata basis.

Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership approximately one month following calendar quarter-ends. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized.

Results of Operations

Rental income and tenant reimbursements increased from $0 and $0, respectively, for the three months ended March 31, 2005 to $266,985 and $117,032, respectively, for the three months ended March 31, 2006, primarily as a result of the (i) acquisition of 150 Apollo Drive on May 16, 2005 and (ii) the acquisition of the 3675 Kennesaw Building on January 31, 2006. We anticipate that rental income and tenant reimbursements will increase in future periods as a result of the acquisition of the 3675 Kennesaw Building in January 2006.

Interest and other income decreased from $44,278 for the three months ended March 31, 2005 to $22,128 for the three months ended March 31, 2006, primarily as a result of (i) a decrease in the average amount of investor proceeds held during the respective periods, partially offset by (ii) an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of utilizing remaining investor proceeds for future capital improvements.

Property operating costs, management and leasing fees, depreciation expense, and amortization expense increased from $0, $0, $0, and $0, respectively, for the three months ended March 31, 2005 to $119,080, $9,285, $59,756, and $212,450, respectively, for the three months ended March 31, 2006, primarily as a result of (i) the acquisition of 150 Apollo Drive on May 16, 2005, and (ii) the acquisition of the 3675 Kennesaw Building on January 31, 2006. Property operating costs, depreciation expense, and amortization expense are expected to continue to increase in future periods as a result of owning directly owned assets for an entire period.

Legal and accounting expenses increased from $8,083 for the three months ended March 31, 2005 to $14,141 for the three months ended March 31, 2006, primarily as a result of (i) the acquisition of 150 Apollo Drive on May 16, 2005 and (ii) the acquisition of the 3675 Kennesaw Building on January 31, 2006. We anticipate additional increases in future periods related to compliance with financial reporting and regulatory requirements.

Equity in income of the Joint Venture was $144,436 and $123,584 for the three months ended March 31, 2006 and 2005, respectively. The 2006 increase, as compared to 2005, is primarily due to (i) incurring parking lot repair expenses at the Randstad Building in the first quarter of 2005, and (ii) incurring additional management fees in the first quarter of 2005 as a result of the timing of cash receipts.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

Application of Critical Accounting Policies

Summary

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the assets by class owned directly by the Partnership or through the Joint Venture are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Partnership or Joint Venture utilizes inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of March 31, 2006.

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

The gross values of intangible absorption period costs and the above-market in-place leases were approximately $1,671,096 and $1,393,593, as of March 31, 2006 and December 31, 2005, respectively, and are recorded as intangible lease assets in the accompanying balance sheets. The gross values of intangible lease origination costs were approximately $2,779,375 and $2,567,224 as of March 31, 2006 and December 31, 2005, respectively, and are recorded as deferred leasing costs in the accompanying balance sheets.

During the three months ended March 31, 2006 and 2005, the Partnership recorded amortization of above-market lease of approximately $1,038 and $0, respectively, which was recorded as an adjustment to rental income revenue, and amortization of intangible lease origination costs and intangible absorption costs of approximately $212,450 and $0, respectively, which were recorded as amortization expense in the accompanying statements of operations.

The remaining unamortized balance for intangible assets will be amortized as follows:

	Intangible Lease Assets
For the year ending December 31:	Absorption Period Costs	Above-Market Lease Assets	Intangible Lease Origination Costs
2006	$238,744	$4,672	$415,183
2007	318,325	6,229	553,577
2008	318,325	6,229	553,577
2009	318,325	6,229	553,577
2010	129,364	6,229	205,478
Thereafter	63,952	11,419	57,622

	$1,387,035	$41,007	$2,339,014

Weighted-Average Amortization Period	4 years	7 years	4 years

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management and WIS, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, WIS and their affiliates for selling commissions, dealer-manager fees, acquisition and advisory fees, reimbursements for acquisition expenses, reimbursements for organizational and offering expenses, asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2006.

(b)	No applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P.
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

May 11, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2006	/s/ DOUGLAS P. WILLIAMS
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