Form 10-Q
period 2006-06-30
WELLS REAL ESTATE FUND XIV LP
filed 2006-08-11
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIV, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30, 2006	December 31, 2005
REAL ESTATE, AT COST:
Land	$2,470,931	$1,909,849
Building and improvements, less accumulated depreciation of $234,242 and $115,250 as of June 30, 2006 and December 31, 2005, respectively	9,243,041	6,830,353
Intangible lease assets, less accumulated amortization of $324,193 and $165,342 as of June 30, 2006 and December 31, 2005, respectively	1,346,903	1,228,252

Total real estate assets	13,060,875	9,968,454

Investment in joint venture	12,286,640	12,608,437
Cash and cash equivalents	486,664	4,619,908
Accounts receivable	60,181	34,866
Due from joint venture	297,614	265,192
Other assets	10,674	1,764
Deferred leasing costs, less accumulated amortization of $578,755 and $304,586 as of June 30, 2006 and December 31, 2005, respectively	2,200,620	2,262,638
Deferred projects costs	4,847	183,588

Total assets	$28,408,115	$29,944,847

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$70,594	$38,107
Accrued capital expenditures	0	798,730
Due to affiliates	6,896	6,708
Deferred income	39,169	0
Partnership distributions payable	538,416	481,631

Total liabilities	655,075	1,325,176

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 2,610,502 and 2,568,697 units issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	22,968,096	22,684,511
Tax Preferred – 863,621 and 905,426 units issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	4,784,944	5,935,160
General partners	0	0

Total partners’ capital	27,753,040	28,619,671

Total liabilities and partners’ capital	$28,408,115	$29,944,847

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$288,550	$123,895	$555,534	$123,895
Tenant reimbursements	109,589	35,702	226,622	35,702
Interest and other income	4,915	48,693	27,043	92,971

Total revenues	403,054	208,290	809,199	252,568

EXPENSES:
Property operating costs	125,789	39,837	244,869	39,837
Management and leasing fees	9,462	3,344	18,748	3,344
Depreciation	59,236	28,683	118,992	28,683
Amortization	217,976	67,132	430,425	67,132
Legal and accounting	13,365	8,628	27,506	16,712
Partnership administration	24,004	30,343	49,718	46,940

Total expenses	449,832	177,967	890,258	202,648

EQUITY IN INCOME OF JOINT VENTURE	138,262	115,040	282,699	238,624

NET INCOME	$91,484	$145,363	$201,640	$288,544

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$542,436	$408,549	$1,098,254	$720,059

TAX PREFERRED	$(450,952)	$(263,186)	$(896,614)	$(431,515)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.21	$0.16	$0.42	$0.30

TAX PREFERRED	$(0.52)	$(0.28)	$(1.01)	$(0.47)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,610,502	2,502,723	2,589,749	2,408,964

TAX PREFERRED	863,621	931,963	884,374	909,861

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	2,229,738	$19,618,187	819,938	$6,386,148	$0	$26,004,335

Cash preferred conversion elections	(960)	(8,447)	960	8,447	0	0
Tax preferred conversion elections	31,626	221,689	(31,626)	(221,689)	0	0
Limited partner contributions	308,293	3,082,927	116,154	1,161,544	0	4,244,471
Sales commissions and dealer-manager fees	0	(284,561)	0	(110,347)	0	(394,908)
Sales discounts	0	(8,316)	0		0	(8,316)
Other offering costs	0	(92,488)	0	(34,846)	0	(127,334)
Net income (loss)	0	1,761,888	0	(1,254,097)	0	507,791
Distributions of operating cash flow ($0.64 per weighted-average Cash Preferred Unit)	0	(1,606,368)	0	0	0	(1,606,368)

BALANCE, DECEMBER 31, 2005	2,568,697	22,684,511	905,426	5,935,160	0	28,619,671

Tax preferred conversion elections	41,805	253,602	(41,805)	(253,602)	0	0
Net income (loss)	0	1,098,254	0	(896,614)	0	201,640
Distributions of operating cash flow ($0.41 per weighted-average Cash Preferred Unit)	0	(1,068,271)	0	0	0	(1,068,271)

BALANCE, JUNE 30, 2006	2,610,502	$22,968,096	863,621	$4,784,944	$0	$27,753,040

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$201,640	$288,544
Operating distributions received from joint venture	572,074	573,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,992	28,683
Amortization	433,020	67,132
Equity in income of joint venture	(282,699)	(238,624)
Changes in assets and liabilities:
Increase in accounts receivable	(25,315)	0
Increase in due from affiliate	0	(7,881)
Increase in other assets	(8,910)	(4,809)
Increase in accounts payable, accrued expenses, and refundable security deposits	32,487	19,729
Increase in due to affiliates	188	6,686
Increase in deferred income	39,169	0

Net cash provided by operating activities	1,080,646	733,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(4,202,404)	(12,289,810)
Investment in joint venture	0	0
Deferred project costs paid	0	(264,242)

Net cash used in investing activities	(4,202,404)	(12,554,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Limited partners’ contributions	0	4,236,155
Sales commissions and dealer-manager fees paid	0	(394,908)
Other offering costs paid	0	(226,492)
Operating distributions paid to limited partners	(1,011,486)	(567,156)

Net cash (used in) provided by financing activities	(1,011,486)	3,047,599

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,133,244)	(8,773,399)

CASH AND CASH EQUIVALENTS, beginning of period	4,619,908	12,516,514

CASH AND CASH EQUIVALENTS, end of period	$486,664	$3,743,115

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to investment in real estate assets	$178,741	$477,206

Acquisition and advisory fees and acquisition expense reimbursements due to affiliates	$0	$0

Accrued capital expenditures	$0	$798,730

Partnership distributions payable	$538,416	$359,766

Sales commissions and dealer-manager fees due to affiliates	$0	$0

Discounts applied to limited partner contributions	$0	$8,316

Other offering costs due to affiliates	$0	$0

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

As of June 30, 2006, residual net offering proceeds of approximately $116,000 are being held as reserves to fund future capital improvements at the properties described below.

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

2. Randstad – Atlanta Building A four-story office building located in Atlanta, Georgia

3. 7500 Setzler Parkway A one-story office and warehouse building located in Brooklyn Park, Minnesota

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Venture and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are necessary to fairly and consistently present the information for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Other Assets

Other assets are primarily comprised of prepaid property insurance and interest income receivable. Prepaid expenses will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without a future economic benefit, if any, are written off as they are identified.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Tax Preferred Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then, to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter, to the General Partners.

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

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months and six months ended June 30, 2006 and 2005, respectively:

Total Revenues		Net Income		Total Revenues		Net Income
Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
2006	2005	2006	2005	2006	2005	2006	2005
$818,472	$778,972	$262,357	$218,292	$1,661,915	$1,591,003	$536,430	$452,797

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of June 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Venture for the three months ended June 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the properties owned through the Joint Venture and, accordingly, included in equity in income of joint venture in accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership incurred management and leasing fees and lease acquisition costs from properties owned directly and through the Joint Venture of $14,615 and $19,229 for the three months ended June 30, 2006 and 2005, respectively, and $40,897 and $41,587 for the six months ended June 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management directly for administrative expenses of $18,725 and $17,019 for the three months ended June 30, 2006 and 2005, respectively, and $36,873 and $30,886 for the six months ended June 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were included in deferred project costs in the accompanying balance sheets, of $0 and $51,954 during the three months ended June 30, 2006 and 2005, respectively, and applied deferred project costs of $0 and $477,206 upon investing in real estate assets during the three months ended June 30, 2006 and 2005, respectively. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $0 and $148,556 during the six months ended June 30, 2006 and 2005, respectively, and applied deferred project costs of $178,741 and $477,206 upon investing in real estate assets during the six months ended June 30, 2006 and 2005, respectively.

Organizational and Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations set forth in the partnership agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of the Partnership’s units, and other offering costs; however, offering costs specifically exclude sales and underwriting commissions. Organizational cost reimbursements are charged to expense, and offering expense reimbursements are charged to partners’ capital as incurred. The Partnership incurred organizational and offering expense reimbursements of $0 and $44,532 for the three months ended June 30, 2006 and 2005, respectively, and $0 and $127,334 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, Wells Capital had incurred cumulative organizational and offering expenses on behalf of the Partnership of approximately $1.9 million, of which the Partnership has reimbursed approximately $1.0 million to Wells Capital pursuant to the terms outlined above.

Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership paid sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc. (“WIS”), a registered securities broker/dealer affiliated with the General Partners, the majority of which were reallowed to other broker/dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earned a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be reallowed to Participating Dealers as marketing fees. The Partnership incurred sales commissions of $0 and $102,026 for the three months ended June 30, 2006 and 2005, respectively, and $0 and $288,796 for the six months ended June 30, 2006 and 2005, respectively, all of which were reallowed to Participating Dealers for the corresponding periods. The Partnership incurred dealer-manager fees of $0 and $37,110 for the three months ended June 30, 2006 and 2005, respectively, of which $0 and $19,874, respectively, were reallowed to Participating Dealers and dealer-manager fees of $0 and $106,112 for the six months ended June 30, 2006 and 2005, respectively, of which $0 and $57,759, respectively, were reallowed to Participating Dealers.

Due to Affiliates

As of June 30, 2006 and December 31, 2005, due to affiliates was comprised of the following items:

	June 30, 2006	December 31, 2005
Administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management	$5,912	$6,708
Management and leasing fees due to Wells Management	984	0

	$6,896	$6,708

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of June 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonable likely to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

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

Portfolio Overview

We are in the holding phase of our life cycle. Following the acquisition of the 3675 Kennesaw Building in January 2006, we currently own a 100% interest in two properties and partial interests in three additional properties, all of which are 100% leased. Our focus in the near-term is to maintain the high occupancy level of the portfolio and to maximize operating performance in each of our assets in order to deliver what we believe will be the greater overall performance for our investors.

After the close of the quarter, the sole tenant of 7500 Setzler Parkway assigned its lease rights to FedEx Smartpost, Inc. Under the terms of the assignment agreement, the lease term was extended until December 2011.

Operating distributions payable to the limited partners holding Cash Preferred Units for the second quarter 2006 were consistent with the level paid in the first quarter of 2006. Given the stability of our portfolio, our General Partners anticipate that the Partnership will be able to maintain operating distributions at similar levels in the near-term.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and to minimize contingencies and our post-closing involvement with the buyer.

Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•

The Siemens – Orlando Building, located in Orlando, Florida, was acquired in October 2003. This property is 100% leased to four tenants. The lease to the major tenant at this property, Siemens Shared Services, LLC, extends to 2009.

•	The Randstad – Atlanta Building, located in Atlanta, Georgia, was acquired in December 2003. This property is 100% leased to Randstad Staffing Services, Inc. until 2013.

•	The 7500 Setzler Parkway property, located in Brooklyn Park, Minnesota, was acquired in March 2004. This property is now 100% leased to FedEx Smartpost, Inc. until December 2011.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, was acquired in May 2005. This property is 100% leased to Avaya, Inc. until April 2010.

•	The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, was acquired in January 2006. This property is 100% leased to World Electric Supply, Inc. until October 2012.

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

Short-Term Liquidity

During the six months ended June 30, 2006 and 2005, we generated net operating cash flows, including operating distributions received from the Joint Venture, of approximately $1,081,000 and $733,000, respectively. The 2006 increase is primarily attributable to additional operating cash flows generated from the May 2005 acquisition of 150 Apollo Drive and the January 2006 acquisition of the 3675 Kennesaw Building. Distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture or the directly owned properties, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs, and other capital improvements for properties owned by the Partnership or the Joint Venture. We anticipate that operating distributions to limited partners will remain at similar levels in the near term, given that each of the assets is currently stabilized. We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $655,000, as of June 30, 2006.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated by the Joint Venture and our directly owned properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Venture or directly by the Partnership. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements and to pay operating distributions to our limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Venture, which are dependent upon the net operating income generated by the Joint Venture’s properties and our directly owned properties, less reserves for known capital expenditures.

We have raised gross offering proceeds of approximately $34.7 million. Following the acquisition of 150 Apollo Drive in May 2005, the acquisition of the 3675 Kennesaw Building in January 2006, and investments in capital improvements for the Randstad – Atlanta Building, we were holding investor proceeds of approximately $113,000 as of July 31, 2006. We anticipate using such reserves to fund future capital improvements at our properties.

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

Results of Operations

Comparison of the three months ended June 30, 2005 versus the three months ended June 30, 2006

Rental income and tenant reimbursements increased from $123,895 and $35,702, respectively, for the three months ended June 30, 2005 to $288,550 and $109,589, respectively, for the three months ended June 30, 2006, primarily as a result of the (i) acquisition of 150 Apollo Drive on May 16, 2005, and (ii) the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, we anticipate that rental income and tenant reimbursements will remain at similar levels in the future.

Interest and other income decreased from $48,693 for the three months ended June 30, 2005 to $4,915 for the three months ended June 30, 2006, primarily as a result of (i) a decrease in the average amount of investor proceeds held during the respective periods, partially offset by (ii) an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of utilizing remaining investor proceeds for future capital improvements.

Property operating costs and management and leasing fees increased from $39,837 and $3,344, respectively, for the three months ended June 30, 2005 to $125,789 and $9,462, respectively, for the three months ended June 30, 2006, primarily as a result of (i) the acquisition of 150 Apollo Drive on May 16, 2005, and (ii) the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, property operating costs and management and leasing fees are expected to remain at similar levels in the future.

Depreciation expense and amortization expense increased from $28,683 and $67,132, respectively, for the three months ended June 30, 2005 to $59,236 and $217,976, respectively, for the three months ended June 30, 2006, primarily as a result of (i) the acquisition of 150 Apollo Drive on May 16, 2005, and (ii) the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, depreciation expense and amortization expense are expected to remain at similar levels in the future.

Legal and accounting expenses increased from $8,628 for the three months ended June 30, 2005 to $13,365 for the three months ended June 30, 2006, primarily as a result of additional costs incurred in connection with (i) the acquisition of 150 Apollo Drive on May 16, 2005, and (ii) the acquisition of the 3675 Kennesaw Building on January 31, 2006. We anticipate additional increases in future periods related to compliance with financial reporting and regulatory requirements.

Equity in income of the Joint Venture increased from $115,040 for the three months ended June 30, 2005 to $138,262 for the three months ended June 30, 2006. The 2006 increase, as compared to 2005, is primarily due to (i) incurring parking lot repair expenses at the Randstad – Atlanta Building in the second quarter of 2005, (ii) incurring additional management fees in the second quarter of 2005 as a result of the timing of cash receipts, and (iii) an adjustment in the second quarter of 2005 to prior year operating expense reimbursement billings. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. We anticipate equity in income of Joint Venture to remain at similar levels given that each of the properties in our portfolio is currently stabilized.

Comparison of the six months ended June 30, 2005 versus the six months ended June 30, 2006

Rental income and tenant reimbursements increased from $123,895 and $35,702, respectively, for the six months ended June 30, 2005 to $555,534 and $226,622, respectively, for the six months ended June 30, 2006, primarily as a result of the (i) acquisition of 150 Apollo Drive on May 16, 2005, and (ii) the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, we anticipate that rental income and tenant reimbursements will remain at similar levels in the future.

Interest and other income decreased from $92,971 for the six months ended June 30, 2005 to $27,043 for the six months ended June 30, 2006, primarily as a result of (i) a decrease in the average amount of investor proceeds held during the respective periods, partially offset by (ii) an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of utilizing remaining investor proceeds for future capital improvements.

Property operating costs and management and leasing fees increased from $39,837 and $3,344, respectively, for the six months ended June 30, 2005 to $244,869 and $18,748, respectively, for the six months ended June 30, 2006, primarily as a result of (i) the acquisition of 150 Apollo Drive on May 16, 2005, and (ii) the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, property operating costs and management and leasing fees are expected to remain at similar levels in the future.

Depreciation expense and amortization expense increased from $28,683 and $67,132, respectively, for the six months ended June 30, 2005 to $118,992 and $430,425, respectively, for the six months ended June 30, 2006, primarily as a result of (i) the acquisition of 150 Apollo Drive on May 16, 2005, and (ii) the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, depreciation expense and amortization expense are expected to remain at similar levels in the future.

Legal and accounting expenses increased from $16,712 for the six months ended June 30, 2005 to $27,506 for the six months ended June 30, 2006, primarily as a result of additional costs incurred in connection with (i) the acquisition of 150 Apollo Drive on May 16, 2005, and (ii) the acquisition of the 3675 Kennesaw Building on January 31, 2006. We anticipate additional increases in future periods related to compliance with financial reporting and regulatory requirements.

Equity in income of the Joint Venture increased from $238,624 for the six months ended June 30, 2005 to $282,699 for the six months ended June 30, 2006. The 2006 increase, as compared to 2005, is primarily due to (i) incurring parking lot repair expenses at the Randstad – Atlanta Building in the first quarter and second quarter of 2005, (ii) incurring additional management fees in the first and second quarters of 2005 as a result of the timing of cash receipts, and (iii) an adjustment in the first quarter of 2006 to prior year operating expense reimbursement billings. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. We anticipate equity in income of Joint Venture to remain at similar levels given that each of the properties in our portfolio is currently stabilized.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the assets by class owned directly by the Partnership or through the Joint Venture are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Partnership or Joint Venture utilizes inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of June 30, 2006.

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

The gross values of intangible absorption period costs and the above-market in-place leases were approximately $1,671,096 and $1,393,593, as of June 30, 2006 and December 31, 2005, respectively, and are recorded as intangible lease assets in the accompanying balance sheets. The gross values of intangible lease origination costs were approximately $2,779,375 and $2,567,224 as of June 30, 2006 and December 31, 2005, respectively, and are recorded as deferred leasing costs in the accompanying balance sheets.

During the three months ended June 30, 2006 and 2005, the Partnership recorded amortization of above-market lease of approximately $1,557 and $0, respectively, which was recorded as an adjustment to rental income revenue, and amortization of intangible lease origination costs and intangible absorption costs of approximately $217,976 and $67,132, respectively, which were recorded as amortization expense in the accompanying statements of operations. During the six months ended June 30, 2006 and 2005, the Partnership recorded amortization of above-market lease of approximately $2,595 and $0, respectively, which was recorded as an adjustment to rental income revenue, and amortization of intangible lease origination costs and intangible absorption costs of approximately $430,425 and $67,132, respectively, which were recorded as amortization expense in the accompanying statements of operations.

The remaining unamortized balance for intangible assets will be amortized as follows:

	Intangible Lease Assets
	Absorption Period Costs	Above-Market Lease Assets	Intangible Lease Origination Costs
For the year ending December 31:
2006	$ 159,163	$ 3,114	$ 276,789
2007	318,325	6,229	553,577
2008	318,325	6,229	553,577
2009	318,325	6,229	553,577
2010	129,364	6,229	205,478
Thereafter	63,952	11,419	57,622

	$1,307,454	$39,449	$2,200,620

Weighted-Average Amortization Period	4 years	6 years	4 years

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

Potential Tax Impact on Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Under the limitations of Section 470, passive losses allocable to limited partners are only able to be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners, and in December 2005, the IRS extended the period for this transitional relief through the 2005 tax year. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Thus, we believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership which were acquired prior to March 12, 2004; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470. In addition, since the Partnership acquired its interests in 7500 Setzler Parkway, 150 Apollo Drive and the 3675 Kennesaw Building after March 12, 2004, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units attributable to the properties acquired by the Partnership after March 12, 2004 may only be used to offset passive income generated from the same property (or potentially from other properties owned by the Partnership). Due to the technical nature of the Section 470 provisions and the recent effective date amendment language, as applicable to partnerships having both taxable and tax-exempt partners, and the lack of interpretive guidance available thereunder either by Regulation or administrative ruling, it is unclear whether tax-exempt use losses attributable to Partnership properties acquired after the effective date of Section 470 can be utilized to off-set any net income allocable to Partnership properties acquired prior to such effective date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2006.

(b)	No applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 10, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 10, 2006	/S/ DOUGLAS P. WILLIAMS
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