Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND XIV LP
filed 2006-11-13
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIV, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005
REAL ESTATE, AT COST:
Land	$2,470,931	$1,909,849
Building and improvements, less accumulated depreciation of $293,478 and $115,250 as of September 30, 2006 and December 31, 2005, respectively	9,183,804	6,830,353
Intangible lease assets, less accumulated amortization of $405,331 and $165,341 as of September 30, 2006 and December 31, 2005, respectively	1,265,765	1,228,252

Total real estate assets	12,920,500	9,968,454

Investment in joint venture	12,103,310	12,608,437
Cash and cash equivalents	485,856	4,619,908
Accounts receivable	69,752	34,866
Due from joint venture	322,726	265,192
Other assets	8,930	1,764
Deferred leasing costs, less accumulated amortization of $717,150 and $304,586 as of September 30, 2006 and December 31, 2005, respectively	2,062,225	2,262,638
Deferred projects costs	4,692	183,588

Total assets	$27,977,991	$29,944,847

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$83,294	$38,107
Accrued capital expenditures	0	798,730
Due to affiliates	6,211	6,708
Deferred income	26,861	0
Partnership distributions payable	538,210	481,631

Total liabilities	654,576	1,325,176

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 2,609,502 and 2,568,697 units issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	22,978,397	22,684,511
Tax Preferred – 864,621 and 905,426 units issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	4,345,018	5,935,160
General partners	0	0

Total partners’ capital	27,323,415	28,619,671

Total liabilities and partners’ capital	$27,977,991	$29,944,847

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$288,549	$209,768	$844,082	$333,663
Tenant reimbursements	141,020	103,534	367,642	139,236
Interest and other income	5,119	17,490	32,163	110,461

Total revenues	434,688	330,792	1,243,887	583,360

EXPENSES:
Property operating costs	140,766	105,529	385,635	145,366
Management and leasing fees	8,480	6,617	27,228	9,961
Depreciation	59,236	43,154	178,228	71,837
Amortization	217,976	201,398	648,402	268,530
Legal and accounting	9,962	7,749	37,467	24,461
Partnership administration	25,208	24,078	74,925	71,018

Total expenses	461,628	388,525	1,351,885	591,173

EQUITY IN INCOME OF JOINT VENTURE	135,524	143,179	418,222	381,803

NET INCOME	$108,584	$85,446	$310,224	$373,990

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$562,190	$496,474	$1,660,445	$1,216,533

TAX PREFERRED	$(453,606)	$(411,028)	$(1,350,221)	$(842,543)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.22	$0.20	$0.64	$0.50

TAX PREFERRED	$(0.52)	$(0.44)	$(1.54)	$(0.92)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,609,502	2,537,071	2,596,334	2,452,135

TAX PREFERRED	864,621	937,052	877,790	919,025

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	2,229,738	$19,618,187	819,938	$ 6,386,148	$0	$26,004,335

Cash preferred conversion elections	(960)	(8,447)	960	8,447	0	0
Tax preferred conversion elections	31,626	221,689	(31,626)	(221,689)	0	0
Limited partner contributions	308,293	3,082,927	116,154	1,161,544	0	4,244,471
Sales commissions and dealer-manager fees	0	(284,561)	0	(110,347)	0	(394,908)
Sales discounts	0	(8,316)	0		0	(8,316)
Other offering costs	0	(92,488)	0	(34,846)	0	(127,334)
Net income (loss)	0	1,761,888	0	(1,254,097)	0	507,791
Distributions of operating cash flow ($0.64 per weighted-average Cash Preferred Unit)	0	(1,606,368)	0	0	0	(1,606,368)

BALANCE, December 31, 2005	2,568,697	22,684,511	905,426	5,935,160	0	28,619,671

Tax preferred conversion elections	43,305	261,912	(43,305)	(261,912)	0	0
Cash preferred conversion elections	(2,500)	(21,991)	2,500	21,991
Net income (loss)	0	1,660,445	0	(1,350,221)	0	310,224
Distributions of operating cash flow ($0.62 per weighted-average Cash Preferred Unit)	0	(1,606,480)	0	0	0	(1,606,480)

BALANCE, September 30, 2006	2,609,502	$22,978,397	864,621	$ 4,345,018	$0	$27,323,415

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 310,224	$ 373,990
Operating distributions received from joint venture	869,688	906,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,228	71,837
Amortization	652,554	268,530
Equity in income of joint venture	(418,222)	(381,803)
Changes in assets and liabilities:
Increase in accounts receivable	(34,886)	0
Decrease in due from affiliate	0	5,861
Increase in other assets	(7,166)	(2,554)
Increase in accounts payable, accrued expenses, and refundable security deposits	45,187	6,372
(Decrease) increase in due to affiliates	(497)	5,247
Increase in deferred income	26,861	0

Net cash provided by operating activities	1,621,971	1,253,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(4,202,404)	(11,491,080)
Investment in joint venture	(3,718)	0
Deferred project costs paid	0	(264,242)

Net cash used in investing activities	(4,206,122)	(11,755,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Limited partners’ contributions	0	4,236,155
Sales commissions and dealer-manager fees paid	0	(394,908)
Other offering costs paid	0	(226,492)
Operating distributions paid to limited partners	(1,549,901)	(926,921)

Net cash (used in) provided by financing activities	(1,549,901)	2,687,834

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,134,052)	(7,813,905)

CASH AND CASH EQUIVALENTS, beginning of period	4,619,908	12,516,514

CASH AND CASH EQUIVALENTS, end of period	$ 485,856	$ 4,702,609

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to investment in real estate assets	$ 178,741	$ 477,206

Deferred project costs contributed to joint venture	$ 155	$0

Acquisition and advisory fees and acquisition expense reimbursements due to affiliates	$0	$0

Accrued capital expenditures	$0	$ 798,730

Partnership distributions payable	$ 538,210	$ 475,701

Sales commissions and dealer-manager fees due to affiliates	$0	$0

Discounts applied to limited partner contributions	$0	$ 8,316

Other offering costs due to affiliates	$0	$0

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

As of September 30, 2006, residual net offering proceeds of approximately $113,000 are being held as reserves to fund future capital improvements at the properties described below.

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

Allocation of Purchase Price of Acquired Assets

Upon acquisition of real properties, either owned directly by the Partnership or through its investment in the Joint Venture, the Partnership allocates the purchase price of properties to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases based on their estimated fair values.

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

The gross values of intangible absorption period costs and the above-market in-place leases were approximately $1,671,096 and $1,393,593, as of September 30, 2006 and December 31, 2005, respectively, and are recorded as intangible lease assets in the accompanying balance sheets. The gross values of intangible lease origination costs were approximately $2,779,375 and $2,567,224 as of September 30, 2006 and December 31, 2005, respectively, and are recorded as deferred leasing costs in the accompanying balance sheets.

During the three months ended September 30, 2006 and 2005, the Partnership recorded amortization of above-market lease of approximately $1,557 and $0, respectively, which was recorded as an adjustment to rental income revenue, and amortization of intangible lease origination costs and intangible absorption costs of approximately $217,976 and $201,398, respectively, which were recorded as amortization expense in the accompanying statements of operations. During the nine months ended September 30, 2006 and 2005, the Partnership recorded amortization of above-market lease of approximately $4,152 and $0, respectively, which was recorded as an adjustment to rental income revenue, and amortization of intangible lease origination costs and intangible absorption costs of approximately $648,402 and $268,530, respectively, which were recorded as amortization expense in the accompanying statements of operations.

The remaining unamortized balance for intangible assets will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Absorption Period Costs	Above-Market Lease Assets
For the year ending December 31:
2006	$ 79,582	$ 1,557	$ 138,394
2007	318,325	6,229	553,577
2008	318,325	6,229	553,577
2009	318,325	6,229	553,577
2010	129,364	6,229	205,478
Thereafter	63,952	11,419	57,622

	$1,227,873	$37,892	$2,062,225

Weighted-Average Amortization Period	4 years	6 years	4 years

Investment in Joint Venture

The Partnership has evaluated the Joint Venture and concluded that it is not a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investment in the Joint Venture using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Partnership beginning December 31, 2006. The Partnership is currently assessing provisions and evaluating the financial statement impact of SAB No. 108 on its financial statements.

3.	INVESTMENT IN JOINT VENTURE

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months and nine months ended September 30, 2006 and 2005, respectively:

Total Revenues		Net Income		Total Revenues		Net Income
Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
2006	2005	2006	2005	2006	2005	2006	2005
$828,407	$818,514	$257,160	$271,687	$2,490,322	$2,409,517	$793,590	$724,484

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of September 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Venture for the three months ended September 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the properties owned through the Joint Venture and, accordingly, included in equity in income of joint venture in accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership incurred management and leasing fees and lease acquisition costs from properties owned directly and through the Joint Venture of $28,295 and $26,432 for the three months ended September 30, 2006 and 2005, respectively, and $62,351 and $68,020 for the nine months ended September 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management directly for administrative expenses of $19,545 and $17,250 for the three months ended September 30, 2006 and 2005, respectively, and

$56,418 and $48,136 for the nine months ended September 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of September 30, 2006 and December 31, 2005, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were included in deferred project costs in the accompanying balance sheets, of $0 and $0 during the three months ended September 30, 2006 and 2005, respectively, and applied deferred project costs of $155 and $0 upon investing in the Joint Venture during the three months ended September 30, 2006 and 2005, respectively. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $0 and $148,556 during the nine months ended September 30, 2006 and 2005, respectively, and applied deferred project costs of $178,896 and $477,206 upon investing in the Joint Venture and real estate assets during the nine months ended September 30, 2006 and 2005, respectively.

Organizational and Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations set forth in the partnership agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of the Partnership’s units, and other offering costs; however, offering costs specifically exclude sales and underwriting commissions. Organizational cost reimbursements are charged to expense, and offering expense reimbursements are charged to partners’ capital as incurred. The Partnership incurred organizational and offering expense reimbursements of $0 and $0 for the three months ended September 30, 2006 and 2005, respectively, and $0 and $127,334 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, Wells Capital had incurred cumulative organizational and offering expenses on behalf of the Partnership of approximately $1.9 million, of which the Partnership has reimbursed approximately $1.0 million to Wells Capital pursuant to the terms outlined above.

Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership paid sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc. (“WIS”), a registered securities broker/dealer affiliated with the General Partners, the majority of which were reallowed to other broker/dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earned a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be reallowed to Participating Dealers as marketing fees. The Partnership incurred sales commissions of $0 and $0 for the three months ended September 30, 2006 and 2005, respectively, and $0 and $288,796 for the nine months ended September 30, 2006 and 2005, respectively, all of which were reallowed to Participating Dealers for the corresponding periods. The Partnership incurred dealer-manager fees of $0 and $0 for the three months ended September 30, 2006 and 2005, respectively, of which $0 and $0, respectively, were reallowed to Participating Dealers and dealer-manager fees of $0 and $106,112 for the nine months ended September 30, 2006 and 2005, respectively, of which $0 and $57,759, respectively, were reallowed to Participating Dealers.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

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

During the third quarter of 2006, the sole tenant of 7500 Setzler Parkway assigned its lease rights to FedEx SmartPost, Inc. Under the terms of the assignment agreement, the lease term was extended until December 2011.

Operating distributions payable to the limited partners holding Cash Preferred Units for the third quarter 2006 were consistent with the level paid in the first quarter and second quarter of 2006. Given the stability of our portfolio, our General Partners anticipate that the Partnership will be able to maintain operating distributions at similar levels in the near-term.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property-level costs and portfolio costs. Later as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and to minimize contingencies and our post-closing involvement with the buyer.

Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•

The Siemens – Orlando Building, located in Orlando, Florida, was acquired in October 2003. This property is 100% leased to four tenants. The lease to the major tenant at this property, Siemens Shared Services, LLC, extends to 2009.

•	The Randstad – Atlanta Building, located in Atlanta, Georgia, was acquired in December 2003. This property is 100% leased to Randstad Staffing Services, Inc. until 2013.

•	The 7500 Setzler Parkway property, located in Brooklyn Park, Minnesota, was acquired in March 2004. This property is 100% leased to FedEx SmartPost, Inc. until December 2011.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, was acquired in May 2005. This property is 100% leased to Avaya, Inc. until April 2010.

•	The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, was acquired in January 2006. This property is 100% leased to World Electric Supply, Inc. until October 2012.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the properties owned through the Joint Venture or directly by the Partnership and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2006 and 2005, we generated net operating cash flows, including operating distributions received from the Joint Venture, of approximately $1,622,000 and $1,254,000, respectively. The 2006 increase is primarily attributable to additional operating cash flows generated from the May 2005 acquisition of 150 Apollo Drive and the January 2006 acquisition of the 3675 Kennesaw Building. Distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture or the directly owned properties, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs, and other capital improvements for properties owned by the Partnership or the Joint Venture. We anticipate that operating distributions to limited partners will remain at similar levels in the near term, given that each of the assets is currently stabilized. We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $655,000, as of September 30, 2006.

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

We have raised gross offering proceeds of approximately $34.7 million. Following the acquisition of 150 Apollo Drive in May 2005, the acquisition of the 3675 Kennesaw Building in January 2006, and investments in capital improvements for the Randstad – Atlanta Building, we were holding investor proceeds of approximately $113,000 as of October 31, 2006. We anticipate using such reserves to fund future capital improvements at our properties.

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

Results of Operations

Comparison of the three months ended September 30, 2005 versus the three months ended September 30, 2006

Rental income and tenant reimbursements increased from $209,768 and $103,534, respectively, for the three months ended September 30, 2005 to $288,549 and $141,020, respectively, for the three months ended September 30, 2006, primarily as a result of the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, we anticipate that rental income and tenant reimbursements will remain at similar levels in the future.

Interest and other income decreased from $17,490 for the three months ended September 30, 2005 to $5,119 for the three months ended September 30, 2006, primarily as a result of (i) a decrease in the average amount of investor proceeds held during the respective periods, partially offset by (ii) an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of utilizing remaining investor proceeds for future capital improvements.

Property operating costs and management and leasing fees increased from $105,529 and $6,617, respectively, for the three months ended September 30, 2005 to $140,766 and $8,480, respectively, for the three months ended September 30, 2006, primarily as a result of the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, property operating costs and management and leasing fees are expected to remain at similar levels in the future.

Depreciation expense and amortization expense increased from $43,154 and $201,398, respectively, for the three months ended September 30, 2005 to $59,236 and $217,976, respectively, for the three months ended September 30, 2006, primarily as a result of the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, depreciation expense and amortization expense are expected to remain at similar levels in the future.

Legal and accounting expenses increased from $7,749 for the three months ended September 30, 2005 to $9,962 for the three months ended September 30, 2006, primarily as a result of additional costs incurred in connection with the acquisition of the 3675 Kennesaw Building on January 31, 2006. We anticipate additional increases in future periods related to compliance with financial reporting and regulatory requirements.

Partnership administration expenses remained relatively stable at $24,078 for the three months ended September 30, 2005 and $25,208 for the three months ended September 30, 2006.

Equity in income of the Joint Venture decreased from $143,179 for the three months ended September 30, 2005 to $135,524 for the three months ended September 30, 2006. The 2006 decrease, as compared to 2005, is primarily due to (i) incurring amortization of leasing costs related to lease assignment at 7500 Setzler Parkway in July 2006, and (ii) an adjustment in the third quarter of 2005 to reimbursement billings due to parking lot repairs at the Randstad – Atlanta Building, partially offset by (iii) incurring additional management fees in the third quarter of 2005 as a result of the timing of cash receipts, and (iv) interest income earned at the Joint Venture in 2006. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. We anticipate equity in income of Joint Venture to remain at similar levels given that each of the properties in our portfolio is currently stabilized.

Comparison of the nine months ended September 30, 2005 versus the nine months ended September 30, 2006

Rental income and tenant reimbursements increased from $333,663 and $139,236, respectively, for the nine months ended September 30, 2005 to $844,082 and $367,642, respectively, for the nine months ended September 30, 2006, primarily as a result of the acquisition of 150 Apollo Drive on May 16, 2005 and the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, we anticipate that rental income and tenant reimbursements will remain at similar levels in the future.

Interest and other income decreased from $110,461 for the nine months ended September 30, 2005 to $32,163 for the nine months ended September 30, 2006, primarily as a result of a decrease in the average amount of investor proceeds held during the respective periods, partially offset by an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of utilizing remaining investor proceeds for future capital improvements.

Property operating costs and management and leasing fees increased from $145,366 and $9,961, respectively, for the nine months ended September 30, 2005 to $385,635 and $27,228, respectively, for the nine months ended September 30, 2006, primarily as a result of the acquisition of 150 Apollo Drive on May 16, 2005 and the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, property operating costs and management and leasing fees are expected to remain at similar levels in the future.

Depreciation expense and amortization expense increased from $71,837 and $268,530, respectively, for the nine months ended September 30, 2005 to $178,228 and $648,402, respectively, for the nine months ended September 30, 2006, primarily as a result of the acquisition of 150 Apollo Drive on May 16, 2005 and the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, depreciation expense and amortization expense are expected to remain at similar levels in the future.

Legal and accounting expenses increased from $24,461 for the nine months ended September 30, 2005 to $37,467 for the nine months ended September 30, 2006, primarily as a result of additional costs incurred in connection with the acquisition of 150 Apollo Drive on May 16, 2005 and the acquisition of the 3675 Kennesaw Building on January 31, 2006. We anticipate additional increases in future periods related to compliance with financial reporting and regulatory requirements.

Partnership administration expenses increased from $71,018 for the nine months ended September 30, 2005 to $74,925 for the nine months ended September 30, 2006, primarily as a result of an increase in printing costs and an increase in administrative salaries as a result of an increase in the size of the portfolio.

Equity in income of the Joint Venture increased from $381,803 for the nine months ended September 30, 2005 to $418,222 for the nine months ended September 30, 2006. The 2006 increase, as compared to 2005, is primarily due to (i) incurring additional management fees in 2005 as a result of the timing of cash receipts, (ii) interest income earned at the Joint Venture in 2006, and (iii) an adjustment in the first quarter of 2006 at 7500 Setzler Parkway and second quarter of 2006 at the Siemens – Orlando Building related to prior year operating expense reimbursement billings, partially offset by (iv) incurring amortization of leasing costs related to lease assignment at 7500 Setzler Parkway in July 2006. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. We anticipate equity in income of Joint Venture to remain at similar levels given that each of the properties in our portfolio is currently stabilized.

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

Application of Critical Accounting Policies

Summary

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions are different, it is possible that different accounting policies would be applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint

Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of September 30, 2006.

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

Allocation of Purchase Price of Acquired Assets

Upon acquisition of real properties, either owned directly by the Partnership or through its investment in the Joint Venture, the Partnership allocates the purchase price of properties to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases based on their estimated fair values.

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

The gross values of intangible absorption period costs and the above-market, in-place leases were approximately $1,671,096 and $1,393,593, as of September 30, 2006 and December 31, 2005, respectively, and are recorded as intangible lease assets in the accompanying balance sheets. The gross values of intangible lease origination costs were approximately $2,779,375 and $2,567,224 as of September 30, 2006 and December 31, 2005, respectively, and are recorded as deferred leasing costs in the accompanying balance sheets.

During the three months ended September 30, 2006 and 2005, the Partnership recorded amortization of above-market lease of approximately $1,557 and $0, respectively, which was recorded as an adjustment to rental income revenue, and amortization of intangible lease origination costs and intangible absorption costs of approximately $217,976 and $201,398, respectively, which were recorded as amortization expense in the accompanying statements of operations. During the nine months ended September 30, 2006 and 2005, the Partnership recorded amortization of above-market lease of approximately $4,152 and $0, respectively, which was recorded as an adjustment to rental income revenue, and amortization of intangible lease origination costs and intangible absorption costs of approximately $648,402 and $268,530, respectively, which were recorded as amortization expense in the accompanying statements of operations.

The remaining unamortized balance for intangible assets will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Absorption Period Costs	Above-Market Lease Assets
For the year ending December 31:
2006	$79,582	$ 1,557	$ 138,394
2007	318,325	6,229	553,577
2008	318,325	6,229	553,577
2009	318,325	6,229	553,577
2010	129,364	6,229	205,478
Thereafter	63,952	11,419	57,622

	$1,227,873	$37,892	$2,062,225

Weighted-Average Amortization Period	4 years	6 years	4 years

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	No applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2006		/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 13, 2006		/s/ DOUGLAS P. WILLIAMS
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