Form 10-K
period 2006-12-31
WELLS REAL ESTATE FUND XIV LP
filed 2007-03-28
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Contained in Item 1A. are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIV, L.P.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on October 25, 2002, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription for units, the limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period (“conversion elections”). Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of the class of the unit.

On May 14, 2003, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred Units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 Units on July 24, 2003. The offering was terminated on April 30, 2005, at which time the Partnership had sold approximately 2,531,031 Cash Preferred Units and 943,093 Tax Preferred Units representing total limited partner capital contributions of $34,741,238. After payment of $3,300,418 in selling commissions and dealer-manager fees, $1,042,237 in organizational and offering costs reimbursements, $1,215,943 in acquisition and advisory fees and acquisition expense reimbursements, and investing $13,323,584 in Fund XIII-XIV Associates (as defined below) and investing $15,742,738 in real estate related assets, as of December 31, 2006, the Partnership held net offering proceeds of approximately $103,000 available to fund future capital improvements at the properties described in Item 2.

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

Upon the acquisition of the 3675 Kennesaw Building in January 2006, the Partnership moved from the investing phase to the holding phase of its life cycle and, accordingly, will focus resources on managing the Partnership’s existing portfolio, including identifying strategic sales of certain properties, and locating suitable replacement tenants for vacant space as necessary.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the years ended December 31, 2006, 2005, and 2004.

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

Wells Capital and Wells Management are all owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2006, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Wells-sponsored program, filed a purported class action and derivative complaint against, among others, Wells REIT, the officers and directors of Wells REIT, Leo. F. Wells, III and Wells Capital, our General Partners, and certain affiliates of WREF.

The complaint attempts to assert class action claims on behalf of those persons who receive and are entitled to vote on a proxy statement for Wells REIT that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended (the “proxy statement”). The complaint alleges, among other things, that (i) the consideration to be paid as part of a proposed merger agreement to acquire certain affiliates of WREF is excessive; and (ii) the proxy statement contains false and misleading statements or omits to state material facts. Additionally, the complaint seeks to, among other things, obtain (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of any stockholder approvals obtained during the proxy process; (v) nullification of the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Wells REIT’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

Wells REIT, our General Partners, and certain affiliates of WREF believe that the allegations contained in the complaint are without merit and intends to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist. Any financial loss incurred by WREF, which adversely affects the financial health of Wells Capital or its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

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

We generally will hold the various real properties in which we invest until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a minimum period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (“GRULPA”) does not grant you any specific voting rights and your rights are limited under our partnership agreement.

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

Our estimated unit valuations should not be viewed as an accurate reflection of the value of the limited partners’ units.

The estimated unit valuations contained in this annual report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General

Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It should also be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

Special Risks Regarding Status of Units

If you hold Cash Preferred Units, we expect that you will be allocated more income than cash flow.

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

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units may be used only to offset passive income generated from the same property or within the same fund.

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

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. As a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

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

Federal Income Tax Risks

The IRS may challenge our characterization of material tax aspects of your investment in the Partnership.

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

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account (“IRA”) investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

If you intend to purchase units through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (“UBTI”) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business. Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES.

Overview

On May 16, 2005, the Partnership acquired 150 Apollo Drive, a three-story office building containing approximately 80,000 rentable square feet and located on a 4.5-acre parcel of land in Chelmsford, Massachusetts, from an unrelated third party for a purchase price of approximately $12,339,000, including closing costs. The 150 Apollo Drive property is leased entirely to Avaya, Inc.

On January 31, 2006, the Partnership acquired the 3675 Kennesaw Building, a one-story distribution warehouse containing approximately 43,000 rentable square feet located on an approximate 3.81-acre parcel of land in Kennesaw, Georgia, from an unrelated third party for a gross purchase price of approximately $3,450,000, exclusive of closing costs. The 3675 Kennesaw Building is leased entirely to World Electric Supply, Inc.

During the periods presented, the Partnership owned direct interests in the following properties:

1. 150 Apollo Drive (Acquired May 16, 2005) A three-story office building located in Chelmsford, Massachusetts
2. 3675 Kennesaw Building (Acquired January 31, 2006) A one-story distribution warehouse building located in Kennesaw, Georgia

During the periods presented, the Partnership owned interests in the following joint venture (the “Joint Venture”) and properties:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2006	2005	2004	2003
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	1. Siemens – Orlando Building (Acquired on October 30, 2003) Two single-story office buildings located in Orlando, Florida	100%	100%	100%	100%
			2. Randstad – Atlanta Building (Acquired on December 19, 2003) A four-story office building located in Atlanta, Georgia	100%	100%	100%	100%
			3. 7500 Setzler Parkway(1) (Acquired on March 26, 2004) A one-story office and warehouse building located in Brooklyn Park, Minnesota	100%	100%	100%	–

(1)	This property was sold in January 2007.

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2006, the lease expirations scheduled during the following ten years for all properties owned by the Partnership, directly and through the Joint Venture, assuming no exercise of renewal options or termination rights are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2007(2)	1	9,888	$161,838	$85,289	2.6%	4.3%
2009(3)	1	52,125	785,837	414,136	13.6	20.9
2010(4)	2	79,873	905,371	896,488	20.9	24.1
2011(5)	1	120,000	633,600	333,907	31.4	16.9
2012(6)	1	42,788	333,332	333,332	11.2	8.9
2013(7)	2	77,660	934,862	492,672	20.3	24.9

	8	382,334	$3,754,840	$2,555,824	100.0%	100.0%

(1)

The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the property or Joint Venture that owns the leased property.

(2)	Siemens – Orlando Building: 2 Cape Canaveral Tour and Travel, Inc leases (approximately 9,900 square feet).

(3)	Siemens – Orlando Building: Siemens Shared Services LLC lease (approximately 52,100 square feet).

(4)	150 Apollo Drive: Avaya, Inc. lease (approximately 79,900 square feet) and Randstad – Atlanta Building: Airtouch Cellular of Georgia lease.

(5)	7500 Setzler Parkway: FedEx SmartPost, Inc. lease (approximately 120,000 square feet).

(6)	3675 Kennesaw Building: World Electric Supply, Inc. lease (approximately 42,800 square feet).

(7)

Randstad – Atlanta Building: Randstad Staffing Solutions, L.P. lease (approximately 64,600 square feet) and Siemens –Orlando Building: Rinker Materials of Florida, Inc. lease (approximately 13,100 square feet).

Property Descriptions

The properties in which the Partnership owns an interest either directly or through the Joint Venture during the periods presented are further described below:

150 Apollo Drive

The 150 Apollo Drive property is a three-story office building containing approximately 80,000 rentable square feet, located on a 4.5-acre parcel of land in Chelmsford, Massachusetts. The 150 Apollo Drive property, which was completed in 2000, is under a lease agreement with the sole tenant, Avaya, Inc. (“Avaya”). The Avaya lease commenced on May 1, 2005 and expires on April 30, 2010. Avaya has the right, at its option, to extend the initial term of its lease for one additional five-year period. As of December 31, 2006, the annual base rent payable under the Avaya lease was approximately $887,000. The annualized base rent payable remains the same through the remainder of the lease term. Pursuant to the terms of its lease, Avaya, Inc. had the right to construct improvements, alterations, or additions at its sole expense, and request reimbursements for such costs up to $798,730 (or $10 per square foot) from the Partnership through one year following the commencement of the lease or April 30, 2006. Avaya, Inc. has funded the construction of improvements in excess of $798,730, which were in service as of the date on which the Partnership acquired 150 Apollo Drive. In connection with such improvements, the purchase price of 150 Apollo Drive was reduced by $798,730, and accrued capital expenditures of $798,730 were recorded. On February 16, 2006, the Partnership reimbursed $798,730 to Avaya Inc. and, accordingly, satisfied all accrued capital expenditures outstanding as of December 31, 2005.

3675 Kennesaw Building

The 3675 Kennesaw Building is a single-story distribution warehouse containing approximately 43,000 rentable square feet, located on an approximate 3.81-acre parcel of land in Kennesaw, Georgia. The 3675 Kennesaw Building is under a lease agreement with the sole tenant, World Electric Supply, Inc. The lease commenced on October 14, 2005 and expires on October 13, 2012. World Electric Supply, Inc. has the right, at its option, to extend the initial term of its lease for one additional five-year period. As of December 31, 2006, the monthly base rent payable under the lease was approximately $15,000 and is set to increase to approximately $19,000 on April 1, 2007 and approximately $22,000 on May 1, 2007 through September 30, 2007. Beginning in October 2007, base rent payable will increase by approximately 4% annually each October through the expiration of the lease.

Siemens – Orlando Building

The Siemens – Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The Siemens – Orlando Building, which was completed in 2002, is under lease agreements with Siemens Shared Services, LLC (approximately 63%); Rinker Materials of Florida, Inc. (approximately 16%); Cape Canaveral Tour & Travel, Inc. (approximately 12%); and Best Buy Stores, L.P. (approximately 9%). Siemens Shared Services LLC (“Siemens”) occupies approximately 52,100 rentable square feet of the Siemens – Orlando Building. Siemens, a subsidiary of Siemens AG, provides accounting and human resources services to the operating subsidiaries of Siemens AG, including Siemens Corporation, the guarantor of the Siemens lease, which conducts the American operations for Siemens AG. Siemens has its corporate headquarters in Iselin, New Jersey. Siemens AG is a worldwide electronics and electrical engineering company with corporate headquarters in Munich, Germany. The Siemens lease commenced on October 1, 2002 and expires on September 30, 2009. Siemens has the right, at its option, to extend the initial term of its lease for two additional three-year periods at 95% of the then-current market rental rate. Siemens has an option to lease additional space in the Siemens – Orlando Building upon such space becoming available and subject to first refusal rights of other tenants of the Siemens – Orlando Building. In addition, Siemens has the right to terminate up to 25,000 rentable square feet of the Siemens lease in 2007 by paying a termination fee equal to $7.47 per rentable square foot terminated. As of

December 31, 2006 the annual base rent payable under the Siemens lease was approximately $748,000, increasing approximately 2.5% annually each October through the expiration of the lease. The annualized base rent payable in 2009 is approximately $786,000.

Rinker Materials of Florida, Inc. (“Rinker”) occupies approximately 13,100 rentable square feet of the Siemens – Orlando Building. Rinker is a privately held concrete company with corporate headquarters in West Palm Beach, Florida. Rinker provides construction and building materials in Florida, Georgia, and South Carolina, including cement, aggregate, brick, glass block, reinforcing steel, construction chemicals, drywall, and fireplaces. Rinker is a wholly owned subsidiary of Rinker Group Limited (“Rinker Group”), an Australian company with corporate headquarters in Chatswood, Australia. Rinker Group is a worldwide heavy building materials corporation. The Rinker lease commenced in April 2003 and expires in April 2013. Rinker has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. In addition, Rinker has a right of first refusal to lease additional space in the Siemens – Orlando Building upon such space becoming available. As of December 31, 2006, the annual base rent payable under the Rinker lease is approximately $186,000, increasing approximately 3% annually each April through the expiration of the lease. The annualized base rent payable in 2013 is approximately $222,000.

Cape Canaveral Tour and Travel, Inc. (“Cape Canaveral”) occupies approximately 9,900 rentable square feet of the Siemens – Orlando Building under two separate leases. Cape Canaveral is a subsidiary of Kosmas Group International, Inc. (“Kosmas”), the guarantor of the Cape Canaveral leases. Kosmas is a vacation ownership company with corporate headquarters in New Smyrna Beach, Florida. Kosmas provides timeshare ownership of ten resorts in New Smyrna Beach, two in Kissimmee, and one in Key West, Florida. The Cape Canaveral leases, which commenced in September 2002 and May 2003, expire in November 2007. Cape Canaveral has the right, at its option, to extend the initial term of its leases for two additional five-year periods at the then-current market rental rate. As of December 31, 2006, the annual base rent payable under the Cape Canaveral Leases was approximately $157,000. The annualized base rent payable in 2007 is approximately $162,000.

Best Buy Stores, L.P. (“Best Buy”) occupies approximately 7,100 rentable square feet of the Siemens – Orlando Building. Best Buy is a wholly owned subsidiary of Best Buy Co., Inc. (“Best Buy Co.”). Best Buy Co. is a retailer of consumer electronics, personal computers, entertainment software, and appliances in North America. Best Buy Co., whose shares are publicly traded on the New York Stock Exchange, has its corporate headquarters located in Minneapolis, Minnesota. The Best Buy lease commenced in October 2001 and expired in November 2006; however, Best Buy continued to occupy the space until January 2007 at a rate of 125% of base rent payable, which was approximately $14,000 per month.

Randstad – Atlanta Building

The Randstad – Atlanta Building is a four-story office building containing approximately 65,000 aggregate rentable square feet, on an approximately 2.9-acre tract of land located in Atlanta, Georgia. The Randstad – Atlanta Building, which was completed in 1985, is under a lease agreement with the sole tenant, Randstad Staffing Solutions, L.P. (“Randstad”), an affiliate of Randstad Holdings NV (“Randstad Holdings”). Randstad Holdings, the guarantor of the Randstad lease, is an international supplier of temporary and contract staffing services. Randstad, which has its American headquarters in the Randstad – Atlanta Building, manages the operations of Randstad Holdings in the United States and Canada. Randstad operates in five core areas, consisting of office, industrial, creative, technical, and professional services. The Randstad lease commenced on December 19, 2003 and expires on December 31, 2013. Randstad has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate. In addition, Randstad has a right of first refusal to purchase the Randstad – Atlanta Building should Fund XIII-XIV Associates decide to sell the Randstad – Atlanta Building in the future. Fund XIII-XIV Associates, as landlord, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors, and other common areas of the Randstad – Atlanta Building. As of

December 31, 2006, the annual base rent payable under the Randstad lease was approximately $646,000. Beginning in January 2009, the annual base rent payable increases approximately 2% annually each January through the expiration of the lease. The annualized base rent payable in 2013 is approximately $713,000.

7500 Setzler Parkway

The 7500 Setzler Parkway property is a single-story office and warehouse building containing approximately 120,000 rentable square feet located on a 10.32-acre tract of land in Brooklyn Park, Minnesota. The 7500 Setzler Parkway building, which was completed in 2004, was under a lease agreement with R.R. Donnelley & Sons Company (“R.R. Donnelley”) that commenced on January 1, 2004 and was set to expire on December 31, 2010. On July 5, 2006, R.R. Donnelley assigned its lease rights to FedEx SmartPost, Inc. (“FedEx”). Under the terms of the assignment agreement, the lease term was extended until December 2011. The annual base rent payable under the lease was approximately $560,000 through December 2006 and increased to $588,000 on January 1, 2007. On January 31, 2007, Fund XIII-XIV Associates sold 7500 Setzler Parkway to an unrelated third party for a gross sale price of $8,950,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,597,000 and was allocated a gain of approximately $1,142,000.

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

No matters were submitted to a vote of the limited partners during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2007, 2,634,502 Cash Preferred Units and 839,621 Tax Preferred Units, held by a total of 565 and 81 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to the ERISA and IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2006, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2006, to be approximately $9.70 per Cash Preferred Unit and $10.99 per Tax Preferred Unit, based upon market conditions existing in early December 2006. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for the Partnership’s units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.

It should also be noted that once the Partnership begins the process of selling certain of its properties and that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2005 and 2006 are summarized below:

Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital	General Partners
March 31, 2005	$289,270	$0.12	$0.00	$0.00
June 30, 2005	$359,766	$0.14	$0.00	$0.00
September 30, 2005	$475,701	$0.19	$0.00	$0.00
December 31, 2005	$481,631	$0.19	$0.00	$0.00
March 31, 2006	$529,856	$0.21	$0.00	$0.00
June 30, 2006	$538,416	$0.21	$0.00	$0.00
September 30, 2006	$538,209	$0.21	$0.00	$0.00
December 31, 2006	$538,210	$0.21	$0.00	$0.00

Fourth quarter 2006 operating distributions were accrued for accounting purposes in 2006 and paid to the Cash Preferred limited partners in February 2007. No operating cash distributions were paid to the limited partners holding Tax Preferred Units or the General Partners during the years ended December 31, 2006 or 2005.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the years ended December 31, 2006, 2005, 2004, and 2003 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the acquisition of properties described in Item 2.

	2006	2005	2004	2003
Total assets	$27,582,529	$29,944,847	$26,517,390	$13,468,607
Equity in income of Joint Venture	$560,990	$510,288	$427,890	$18,205
Net income (loss)	$416,091	$507,791	$289,199	$(52,929)
Net income (loss) allocated to:
Cash Preferred Limited Partners	$2,212,221	$1,761,888	$992,650	$57,392
Tax Preferred Limited Partners	$(1,796,130)	$(1,254,097)	$(703,451)	$(109,860)
General Partners	$0	$0	$0	$(461)
Net income (loss) per weighted-average Limited Partner Unit
Cash Preferred	$ 0.85	$ 0.70	$ 0.63	$ 0.12
Tax Preferred	$(2.05)	$(1.41)	$(1.05)	$(0.22)
Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment Income	$ 0.82	$ 0.64	$ 0.52	$ 0.12
Return of Capital	$ 0.00	$ 0.00	$ 0.04	$ 0.03
Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment Income	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Return of Capital	$ 0.00	$ 0.00	$ 0.00	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are in the holding phase of our life cycle. Following the acquisition of the 3675 Kennesaw Building in January 2006 and the disposition of 7500 Setzler Parkway in January 2007, we currently own a 100% interest in two properties and partial interests in two additional properties, which are leased to tenants in the beginning to middle of their lease terms. Our focus in the near-term is to maintain the high occupancy level of the portfolio and to maximize operating performance in each of our assets in order to deliver what we believe will be greater overall performance for our investors.

The sale of 7500 Setzler Parkway capitalizes on the recent lease with FedEx. We also wanted to take advantage of the current capital markets environment and the strong demand for industrial product, as reflected in the significant increase in value over a relatively short holding period.

Operating distributions payable to the limited partners holding Cash Preferred Units for the fourth quarter 2006 were consistent with the level paid in the previous quarter. We anticipate that operating distributions may decline in the near-term, due to the decline in cash flow resulting from the sale of 7500 Setzler Parkway. Our General Partners anticipate distributing net sale proceeds of approximately $4,590,000 to the limited partners in August 2007 from the sale of 7500 Setzler Parkway.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the buyer.

Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property sold on January 31, 2007.

•	The Siemens – Orlando Building is located in Orlando, Florida. This asset was acquired in October 2003 and is currently 91% leased to three tenants. The major lease to Siemens extends to 2009.

•	The Randstad – Atlanta Building, located in Atlanta, Georgia, was acquired in December 2003 and is 100% leased to Randstad until December 2013.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, was acquired in May 2005 and is 100% leased to Avaya until April 2010.

•	The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, was acquired in January 2006 and is 100% leased to World Electric Supply, Inc. until October 2012.

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

The U.S. economy has grown at a rate of 3.4% in 2006, which is up slightly from 3.2% growth in 2005. The economy grew at a 3.5% annual pace in the fourth quarter, up from 2.2% in the previous quarter. This slowdown of growth in the third quarter is primarily attributable to housing, with residential investment falling 19.0%, the worst decrease in over a decade. This weakness in the housing sector was offset by fourth quarter growth in personal consumption expenditures, which rose 4.4% in the quarter and contributed 3.1% to gross domestic product (“GDP”). GDP growth for 2007 is expected to be 2.5% with estimated inflation at 2.0%.

The U.S. office real estate market is continuing to display strong growth through the first quarter of 2007, with steady declines in vacancy, positive absorption rates, and moderate construction. These conditions are creating an acceleration in rent growth across most markets. National vacancy rates continue to trend downward with fourth quarter vacancy at 12.5%, down 35 basis points from the third quarter and 105 basis points from one year ago. Many markets are performing well due to job growth in the service sector and a restraint on new supply. Improved job growth is not seen across the board, however, with coastal and energy markets doing well and the Midwest slightly lagging. A four-quarter average puts job growth at 2.5% since midyear 2005, which is reflected in steady positive absorption. Looking forward to the near-term, many economists anticipate that there may be a slowing in the economy due to a further housing correction, causing weaker employment growth and a downturn in demand for consumer-related finance. Such a slowing would also slow the growth in rental rates.

The real estate capital transactions market experienced a strong finish to the year with $45 billion of office properties changing hands in the fourth quarter. Office property sales in 2006 totaled $134 billion, an increase of 32% over prior year sales. Real estate investment trust privatizations, the process of publicly traded real estate investment trusts becoming privately held through merger or acquisition, accounted for $18 billion of volume in 2006. Capitalization rates (“cap rates”) for central business district properties are at an all-time low due to strong investor demand. Demand for office properties continues to be well distributed across the capital sector with equity funds, institutions, real estate investment trusts, and foreign investors being the most competitive bidders for portfolios. A different capital sector has led acquisitions for each of the past four years, a further indication of the diversity of demand. Equity funds have replaced institutions as the largest purchaser of office properties in 2006. The spread between average cap rates and 10-year U.S. Treasuries continues to tighten, as cap rates compress and the U.S. Treasury inches up from 2002 lows. In the medium-term, the combination of higher interest rates and slower rent growth could spell the end of the cap rate compression with cap rates expected to slightly increase over the next three years.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which our portfolio may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets could actually result in a decrease in future rental rates.

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

Short-Term Liquidity

We generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $2,203,000, which were used to pay operating distributions of approximately $2,088,000 to Cash Preferred limited partners. Such operating cash flows are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs, and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that future operating distributions from the Joint Venture may decline in the near-term as a result of funding our pro-rata share of anticipated capital expenditures at the Siemens – Orlando Building and reduced cash flows from the sale of 7500 Setzler Parkway in the first quarter of 2007. During the year ended December 31, 2006, we also invested net offering proceeds of approximately $4,202,000 in real estate assets, which includes approximately $3,404,000 used to acquire the 3675 Kennesaw Building.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. We believe that the cash on hand and distributions received from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $691,000, as of December 31, 2006.

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

As of February 28, 2007, the Partnership holds investor proceeds of approximately $103,000. We anticipate using such reserves to fund future capital improvements at our properties.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested almost all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy generally involves acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis either directly by the Partnership or through joint ventures with affiliated partnerships.

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

Contractual Obligations and Commitments

In March 2007, our General Partners announced their intention to distribute net sale proceeds from the sale of 7500 Setzler Parkway of approximately $4,590,000 in August 2007 to the limited partners of record as of June 30, 2007, which, under the terms of the partnership agreement, does not include limited partners acquiring units after March 31, 2007.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur or that such distribution could be made at a lower amount.

Results of Operations

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Revenues

Rental income increased from $555,311 for the year ended December 31, 2005 to $1,132,631 for the year ended December 31, 2006 and tenant reimbursements increased from $267,324 for the year ended December 31, 2005 to $483,261 for the year ended December 31, 2006, primarily as a result of the acquisition of the 3675 Kennesaw Building on January 31, 2006 and the acquisition of 150 Apollo Drive on May 16, 2005. Given the stability of the portfolio, we anticipate that rental income and tenant reimbursements will remain at similar levels in the future.

Interest and other income decreased from $175,556 for the year ended December 31, 2005 to $37,538 for the year ended December 31, 2006, primarily due to the decrease in average cash balances held during the respective periods, partially offset by an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the levels of cash on hand.

Expenses

Property operating costs increased from $250,275 for the year ended December 31, 2005 to $465,477 for the year ended December 31, 2006 and management and leasing fees increased from $35,783 for the year ended December 31, 2005 to $73,284 for the year ended December 31, 2006, primarily as a result of the acquisition of 150 Apollo Drive on May 16, 2005 and the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, property operating costs and management and leasing fees are expected to remain at similar levels in the future.

Depreciation expense increased from $115,250 for the year ended December 31, 2005 to $237,465 for the year ended December 31, 2006 and amortization expense increased from $469,927 for the year ended December 31, 2005 to $866,377 for the year ended December 31, 2006, primarily as a result of the acquisition of 150 Apollo Drive on May 16, 2005 and the acquisition of the 3675 Kennesaw Building on January 31, 2006. Given the stability of the portfolio, depreciation expense and amortization expense are expected to remain at similar levels in the future.

General and administrative expenses increased from $129,453 for the year ended December 31, 2005 to $155,726 for the year ended December 31, 2006, primarily as a result of additional accounting expenses incurred in connection with the acquisitions of 150 Apollo Drive and the 3675 Kennesaw Building, and an increase in administrative salaries as a result of an increase in the size of the portfolio. We anticipate additional increases in future periods related to compliance with financial reporting and regulatory requirements.

Equity in Income of Joint Venture

Equity in income of the Joint Venture increased from $510,288 for the year ended December 31, 2005 to $560,990 for the year ended December 31, 2006. The 2006 increase, as compared to 2005, is primarily due to (i) earning interest income on operating cash held by the Joint Venture in 2006, (ii) an increase in rental revenue at 7500 Setzler Parkway resulting from the lease assignment in the third quarter 2006, (iii) an adjustment in the first quarter of 2006 at 7500 Setzler Parkway and second quarter of 2006 at the Siemens – Orlando Building related to prior year operating expense reimbursement billings, partially offset by (iv) incurring amortization of deferred leasing costs related to the lease assignment at 7500 Setzler Parkway in July 2006. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. We anticipate equity in income of the Joint Venture to increase in the first quarter as a result of the gain on the sale of 7500 Setzler Parkway in January 2007.

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Revenues

During 2005, we earned rental income of $555,311 and tenant reimbursements of $267,324, primarily as a result of the acquisition of 150 Apollo Drive on May 16, 2005.

Interest and other income increased from $52,834 for the year ending December 31, 2004 to $175,556 for the year ending December 31, 2005, primarily due to the increase in average cash balances as a result of having raised capital under our offering of limited partnership units at a rate faster than such capital was invested in real estate assets.

Expenses

During 2005, we incurred property operating costs of $250,275 and management and leasing fees of $35,783, primarily as a result of the acquisition of 150 Apollo Drive on May 16, 2005.

During 2005, we incurred depreciation expense of $115,250 and amortization expense of $469,927, primarily as a result of the acquisition of 150 Apollo Drive on May 16, 2005.

General and administrative expenses decreased from $191,525 for the year ended December 31, 2004 to $129,453 for the year ended December 31, 2005, primarily as a result of incurring accounting and legal fees related to reporting the acquisitions of the Randstad – Atlanta Building and 7500 Setzler Parkway and having an open offering during 2004.

Equity in Income of Joint Venture

Equity in income of the Joint Venture increased from $427,890 for the year ended December 31, 2004 to $510,288 for the year ended December 31, 2005, primarily due to (i) an increase operating income generated from the acquisition of 7500 Setzler Parkway on March 26, 2004, and (ii) a reduction in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for each of the buildings owned through the Joint Venture effective July 1, 2004.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions are different, it is possible that different accounting policies would be applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

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

The fair values of above-market and below-market, in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct lease origination costs associated with obtaining a new tenant, absorption period costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct lease origination costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in deferred leasing costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense. The value of absorption period costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. The value of absorption period costs and tenant relationships are included in intangible lease asset in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

The gross values of above-market, in-place leases were approximately $42,045 as of December 31, 2006 and $0 as of December 31, 2005 and the gross values of intangible absorption period costs were approximately $1,629,051 as of December 31, 2006 and $1,393,593, as of December 31, 2005, both of which are recorded as intangible lease assets in the accompanying balance sheets. The gross value of intangible lease origination costs was approximately $2,779,375 and $2,567,224 as of December 31, 2006 and 2005, respectively, and is recorded as deferred leasing costs in the accompanying balance sheets.

The Partnership recorded amortization of above-market, in-place leases of approximately $5,710 and $0 during the years ended December 31, 2006 and December 31, 2005, respectively, which is recorded as an adjustment to rental revenues. The Partnership recorded amortization of intangible absorption period costs and intangible lease origination costs of $866,377 and $469,927 during the years ended December 31, 2006 and December 31, 2005, respectively, which is recorded as amortization expense in the accompanying statements of operations.

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Absorption Period Costs	Above-Market Lease Assets
For the year ending December 31:
2007	$318,325	$6,229	$553,577
2008	318,325	6,229	553,577
2009	318,325	6,229	553,577
2010	129,364	6,229	205,478
2011	34,883	6,229	31,430
Thereafter	29,069	5,190	26,192

	$1,148,291	$36,335	$1,923,831

Weighted-Average Amortization Period	4 years	6 years	4 years

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management and WIS, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, WIS and their affiliates for selling commissions, dealer-manager fees, acquisition and advisory fees, reimbursements for acquisition expenses, reimbursements for organizational and offering expenses, asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact for Limited Partners Holding Tax Preferred Units - American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Under the limitations of Section 470, passive losses allocable to limited partners are only able to be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the IRS announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for this transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Thus, we believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership which were acquired prior to March 12, 2004; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470. In addition, since the Partnership acquired its interests in 7500 Setzler Parkway, 150 Apollo Drive and the 3675 Kennesaw Building after March 12, 2004, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units attributable to the properties acquired by the Partnership after March 12, 2004 may only be used to offset passive income generated from the same property (or potentially from other properties owned by the Partnership). Due to the technical nature of the Section 470 provisions and the recent effective date amendment language, as applicable to partnerships having both taxable and tax-exempt partners, and the lack of interpretive guidance available thereunder either by Regulation or administrative ruling, it is unclear whether tax-exempt use losses attributable to Partnership properties acquired after the effective date of Section 470 can be utilized to off-set any net income allocable to Partnership properties acquired prior to such effective date.

Subsequent Events

Property Sale

On January 31, 2007, Fund XIII-XIV Associates sold 7500 Setzler Parkway to an unrelated third party for a gross sales price of $8,950,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,597,000 and was allocated a gain of approximately $1,142,000, which may be adjusted as additional information becomes available in subsequent periods.

Purchase and Sale Agreement

On March 19, 2007, Fund XIII-XIV Associates entered into a purchase and sale agreement to sell the Randstad – Atlanta Building to an unrelated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on April 2, 2007. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the second quarter of 2007.

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

Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as its independent registered public accounting firm.

Ernst & Young LLP’s reports on the financial statements of the Partnership for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2005 and 2004, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the years ended December 31, 2005 and 2004, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2006 and 2005.

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

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust, Inc., Wells Real Estate Investment Trust II, Inc., Wells Timberland REIT, Inc., and Institutional REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. qualify as real estate investment trusts, and Wells Timberland REIT, Inc. and Institutional REIT, Inc. intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 63, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;
•	Wells Asset Management, Inc.;
•	Wells & Associates, Inc.; and
•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as real estate investment trusts or intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007.

Mr. Wells is also a trustee of the Wells Family of Real Estate Funds, an open-ended management company organized as an Ohio business trust, which includes as one of its series the Wells S&P REIT Index Fund.

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent the issuer and perform other nonprincipal activities on behalf of WIS.

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

Code of Ethics

The Partnership has adopted a code of ethics applicable to our corporate general partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of our corporate general partner performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The Partnership has not made any payments to Leo F. Wells, III as compensation for serving as our general partner. Further, the Partnership does not have any employees, officers, or directors and, accordingly, no compensation has been awarded to, earned by, or paid to any individuals. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Set forth below is the security ownership of beneficial owners owning in excess of 5% of a class of outstanding units of the Partnership as of February 28, 2007.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Kenneth J. Woolcott, Trustee 6100 La Jolla Scenic, S La Jolla, CA 92037	322,580.645 Units(1)	9.29%

Limited Partnership Units	New Horizons, L.P. P.O. Box 6446 San Pedro, CA 90734	257,812.758 Units(2)	7.42%

Limited Partnership Units	Andrew Mark Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

Limited Partnership Units	Matthew Phillip Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

(1)	Kenneth J. Woolcott owns Cash Preferred Units through a Trust.
(2)	New Horizons, L.P. owns Cash Preferred Units through a Limited Partnership.
(3)	Andrew Mark Urbanek and Matthew Phillip Urbanek own Tax Preferred Units through an Irrevocable Trust.

(b) Set forth below is the security ownership of management as of February 28, 2007.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	69.940 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 69.940 Cash Preferred Units through Wells Capital, Inc., which is a wholly owned subsidiary of WREF.

(c) No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners and their affiliates in connection our operations are as follows:

Management and Leasing Fees

We have entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the our properties owned directly or through joint ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture for the properties owned through the Joint Venture and, accordingly, included in equity in income (loss) of joint venture in accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through our Joint Venture that are payable to Wells Management and its affiliates is $87,548, $74,144, and $66,227 for the years ended December 31, 2006, 2005, and 2004, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses of $73,986, $61,698, and $39,461 for the years ended December 31, 2006, 2005, and 2004, respectively.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

We have incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. We incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $0, $148,556, and $531,646 during 2006, 2005, and 2004, respectively, and applied deferred project costs of $179,298, $477,206, and $175,168 upon investing in the Joint Venture and real estate assets during 2006, 2005, and 2004, respectively.

Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, we pay sales commissions of up to 7% of aggregate gross offering proceeds to WIS, a registered securities broker/dealer affiliated with the General Partners, substantially all of which are re-allowed to other broker/dealers participating in the offering of the our limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be re-allowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses relating to attending educational conferences and seminars. We incurred sales commissions of $0, $288,796, and $811,942 for the years ended December 31, 2006, 2005, and 2004, respectively, all of which were re-allowed to Participating Dealers for the corresponding periods. We incurred dealer-manager fees of $0, $106,112, and $379,748 for the years ended December 31, 2006, 2005, and 2004, of which $0, $57,759, and $136,774, were re-allowed to Participating Dealers, respectively.

Organizational and Offering Cost Reimbursements

We reimburse Wells Capital for organizational and offering costs equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations set forth in the Partnership Agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of the our units, and other offering costs; however, offering costs specifically exclude sales and underwriting commissions. Organizational cost reimbursements are charged to expense, and offering costs reimbursements are charged to partners’ capital as incurred. We incurred organizational and offering cost reimbursements of $0, $127,334, and $455,697 for the years ended December 31, 2006, 2005, and 2004, respectively.

As of December 31, 2005, Wells Capital had incurred cumulative organizational and offering expenses on behalf of the Partnership of approximately $1,919,000, of which the Partnership has reimbursed approximately $1,042,000 to Wells Capital pursuant to the terms outlined above. No additional organizational and offering expenses were incurred during the year ended December 31, 2006.

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2006.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2006, 2005, or 2004.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited under many circumstances pursuant to the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal year ended December 31, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and Ernst & Young LLP, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2006 and 2005, are set forth in the table below.

	Frazier & Deeter, LLC	Ernst & Young LLP
	2006	2006	2005
Audit Fees	$34,001	$14,567	$29,921
Audit-Related Fees	0	0	0
Tax Fees	0	14,643	13,369
Other Fees	0	0	0

Total	$34,001	$29,210	$43,290

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

During the fiscal years ended December 31, 2006 and 2005, 100% of the services performed by Frazier & Deeter, LLC and Ernst & Young LLP described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-36 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)	2. Schedule III – Real Estate Assets and Accumulated Depreciation

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P.
(Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 27, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XIV, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIV, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund XIV, L.P. (the “Partnership”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIV, L.P. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIV, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund XIV, L.P. (the “Partnership”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIV, L.P. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
REAL ESTATE, AT COST:
Land	$2,470,930	$1,909,849
Building and improvements, less accumulated depreciation of $352,715 and $115,250 as of December 31, 2006 and 2005, respectively	9,124,568	6,830,353
Intangible lease assets, less accumulated amortization of $486,470 and $165,341 as of December 31, 2006 and 2005, respectively	1,184,626	1,228,252

Total real estate assets	12,780,124	9,968,454

Investment in joint venture	11,964,022	12,608,437
Cash and cash equivalents	518,790	4,619,908
Tenant receivables	94,182	34,866
Due from joint venture	292,107	265,192
Other assets	5,183	1,764
Deferred leasing costs, less accumulated amortization of $855,544 and $304,586 as of December 31, 2006 and 2005, respectively	1,923,831	2,262,638
Deferred projects costs	4,290	183,588

Total assets	$27,582,529	$29,944,847

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$78,521	$37,964
Accrued capital expenditures	0	798,730
Deferred income	66,911	143
Due to affiliates	7,816	6,708
Partnership distributions payable	538,210	481,631

Total liabilities	691,458	1,325,176

Commitments and contingencies	–	–

Partners’ capital:
Limited partners
Cash Preferred – 2,609,502 and 2,568,697 units issued and outstanding as of December 31, 2006 and 2005, respectively	22,916,931	22,684,511
Tax Preferred – 864,621 and 905,426 units issued and outstanding as of December 31, 2006 and 2005, respectively	3,974,140	5,935,160
General partners	0	0

Total partners’ capital	26,891,071	28,619,671

Total liabilities and partners’ capital	$27,582,529	$29,944,847

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Rental income	$1,132,631	$555,311	$0
Tenant reimbursements	483,261	267,324	0
Interest and other income	37,538	175,556	52,834

Total revenues	1,653,430	998,191	52,834

EXPENSES:
Property operating costs	465,477	250,275	0
Management and leasing fees	73,284	35,783	0
Depreciation	237,465	115,250	0
Amortization	866,377	469,927	0
General and administrative	155,726	129,453	191,525

Total expenses	1,798,329	1,000,688	191,525

EQUITY IN INCOME OF JOINT VENTURE	560,990	510,288	427,890

NET INCOME	$416,091	$507,791	$289,199

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$2,212,221	$1,761,888	$992,650

TAX PREFERRED	$(1,796,130)	$(1,254,097)	$(703,451)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$ 0.85	$ 0.70	$ 0.63

TAX PREFERRED	$(2.05)	$(1.41)	$(1.05)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,599,626	2,505,170	1,581,981

TAX PREFERRED	874,498	891,943	670,559

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Limited Partners						Total Partners’ Capital
		Cash Preferred		Tax Preferred		General Partners
	Original	Units	Amount	Units	Amount
BALANCE, December 31, 2003	$0	962,441	$8,433,881	568,246	$4,879,808	$0	$13,313,689

Cash preferred conversion elections	0	(3,000)	(26,323)	3,000	26,323	0	0
Tax preferred conversion elections	0	10,000	80,078	(10,000)	(80,078)	0	0
Limited partner contributions	0	1,260,297	12,602,972	258,692	2,586,924	0	15,189,896
Sales commissions and dealer-manager fees	0	0	(947,814)	0	(243,876)	0	(1,191,690)
Sales discounts	0	0	(249,469)	0	(1,882)	0	(251,351)
Other offering costs	0	0	(378,077)	0	(77,620)	0	(455,697)
Net income (loss)	0	0	992,650	0	(703,451)	0	289,199
Distributions of operating cash flow ($0.56 per weighted-average Cash Preferred Unit)	0	0	(889,711)	0	0	0	(889,711)

BALANCE, December 31, 2004	0	2,229,738	19,618,187	819,938	6,386,148	0	26,004,335

Cash preferred conversion elections	0	(960)	(8,447)	960	8,447	0	0
Tax preferred conversion elections	0	31,626	221,689	(31,626)	(221,689)	0	0
Limited partner contributions	0	308,293	3,082,927	116,154	1,161,544	0	4,244,471
Sales commissions and dealer-manager fees	0	0	(284,561)	0	(110,347)	0	(394,908)
Sales discounts	0	0	(8,316)	0	0	0	(8,316)
Other offering costs	0	0	(92,488)	0	(34,846)	0	(127,334)
Net income (loss)	0	0	1,761,888	0	(1,254,097)	0	507,791
Distributions of operating cash flow ($0.64 per weighted-average Cash Preferred Unit)	0	0	(1,606,368)	0	0	0	(1,606,368)

BALANCE, December 31, 2005	0	2,568,697	22,684,511	905,426	5,935,160	0	28,619,671

Cash preferred conversion elections	0	(22,500)	(197,529)	22,500	197,529	0	0
Tax preferred conversion elections	0	63,305	362,419	(63,305)	(362,419)	0	0
Net income (loss)	0	0	2,212,221	0	(1,796,130)	0	416,091
Distributions of operating cash flow ($0.82 per weighted-average Cash Preferred Unit)	0	0	(2,144,691)	0	0	0	(2,144,691)

BALANCE, December 31, 2006	$0	2,609,502	$22,916,931	864,621	$3,974,140	$0	$26,891,071

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$416,091	$507,791	$289,199
Operating distributions received from joint venture	1,192,414	1,119,437	842,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	237,465	115,250	0
Amortization	872,087	469,927	0
Equity in income of joint venture	(560,990)	(510,288)	(427,890)
Operating changes in assets and liabilities:
Increase in tenant receivables	(59,316)	(34,866)	0
Decrease (increase) in due from affiliate	0	5,861	(5,861)
Increase in other assets	(3,419)	(1,764)	0
Increase in accounts payable, accrued expenses, and refundable security deposits	40,557	20,180	17,784
Increase in deferred income	66,768	143	0
Increase (decrease) in due to affiliates	1,108	4,165	(1,187)

Net cash provided by operating activities	2,202,765	1,695,836	714,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(4,202,404)	(11,540,333)	0
Investment in joint venture	(13,367)	0	(4,204,031)
Deferred project costs paid	0	(264,242)	(430,040)

Net cash used in investing activities	(4,215,771)	(11,804,575)	(4,634,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Limited partners’ contributions	0	4,236,155	14,938,545
Sales commissions and dealer-manager fees paid	0	(394,908)	(1,242,207)
Other offering costs paid	0	(226,492)	(368,606)
Operating distributions paid to limited partners from accumulated operating income	(2,088,112)	(1,402,622)	(57,472)
Operating distributions paid to limited partners in excess of accumulated operating income	0	0	(628,879)

Net cash (used in) provided by financing activities	(2,088,112)	2,212,133	12,641,381

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,101,118)	(7,896,606)	8,721,506

CASH AND CASH EQUIVALENTS, beginning of year	4,619,908	12,516,514	3,795,008

CASH AND CASH EQUIVALENTS, end of year	$518,790	$4,619,908	$12,516,514

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to investment in real estate assets	$178,741	$477,206	$0

Deferred project costs contributed to joint venture	$557	$0	$175,168

Acquisition and advisory fees and acquisition expense reimbursements due to affiliate	$0	$0	$115,685

Accrued capital expenditures	$0	$798,730	$0

Partnership distributions payable	$538,210	$481,631	$277,885

Discounts applied to limited partner contributions	$0	$8,316	$251,351

Other offering costs due to affiliate	$0	$0	$99,158

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 2002 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of the class of the unit.

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

On January 31, 2006, the Partnership acquired the 3675 Kennesaw Building, a one-story distribution warehouse containing approximately 43,000 rentable square feet located on an approximate 3.81-acre parcel of land in Kennesaw, Georgia, from an unrelated third party for a gross purchase price of approximately $3,450,000, exclusive of closing costs. The 3675 Kennesaw Building is leased entirely to World Electric Supply, Inc.

As of December 31, 2006, residual net offering proceeds of approximately $103,000 are being held as reserves to fund future capital improvements at the properties described below.

During the periods presented, the Partnership owned direct interests in the following properties:

1. 150 Apollo Drive (Acquired May 16, 2005) A three-story office building located in Chelmsford, Massachusetts
2. 3675 Kennesaw Building (Acquired January 31, 2006) A one-story distribution warehouse building located in Kennesaw, Georgia

During the periods presented, the Partnership owned interests in the following joint venture and properties:

Joint Venture	Joint Venture Partners	Properties
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	1. Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida

2. Randstad – Atlanta Building A four-story office building located in Atlanta, Georgia

3. 7500 Setzler Parkway(1) A one-story office and warehouse building located in Brooklyn Park, Minnesota

(1)	This property was sold in January 2007.

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The real estate assets owned directly by the Partnership, or through the Joint Venture, are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Partnership has determined that there has been no impairment in the carrying value of any of the real estate assets and related intangible assets held as of December 31, 2006.

Effective July 1, 2004, the Joint Venture extended the weighted-average composite useful life for all building assets from 25 years to 40 years. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. The change resulted in an increase to net income of approximately $67,000 for the year ended December 31, 2004. In the event that the Joint Venture utilizes inappropriate useful lives or methods of depreciation, the Partnership’s net income would be misstated for assets held for use or the estimated fair value, less costs to sell, for assets held for sale.

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

The fair values of above-market and below-market, in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct lease origination costs associated with obtaining a new tenant, absorption period costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct lease origination costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense. The value of absorption period costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. The value of absorption period costs and tenant relationships are included in intangible lease asset in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

The gross values of above-market, in-place leases were approximately $42,045 as of December 31, 2006 and $0 as of December 31, 2005 and the gross values of intangible absorption period costs were approximately $1,629,051 as of December 31, 2006 and $1,393,593, as of December 31, 2005, both of which are recorded as intangible lease assets in the accompanying balance sheets. The gross value of intangible lease origination costs was approximately $2,779,375 and $2,567,224 as of December 31, 2006 and 2005, respectively, and is recorded as deferred leasing costs in the accompanying balance sheets.

The Partnership recorded amortization of above-market, in-place leases of approximately $5,710 and $0 during the years ended December 31, 2006 and December 31, 2005, respectively, which is recorded as an adjustment to rental revenues. The Partnership recorded amortization of intangible absorption period costs and intangible lease origination costs of $866,377 and $469,927 during the years ended December 31, 2006 and December 31, 2005, respectively, which is recorded as amortization expense in the accompanying statements of operations.

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets
	Absorption Period Costs	Above-Market In-Place Lease Assets	Intangible Lease Origination Costs
For the year ending December 31:
2007	$318,325	$6,229	$553,577
2008	318,325	6,229	553,577
2009	318,325	6,229	553,577
2010	129,364	6,229	205,478
2011	34,883	6,229	31,430
Thereafter	29,069	5,190	26,192

	$1,148,291	$36,335	$1,923,831

Weighted-Average Amortization Period	4 years	6 years	4 years

Investment in Joint Venture

The Partnership has evaluated the Joint Venture and concluded that it is not a variable-interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the

Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investment in the Joint Venture using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables is comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. No such allowances have been recorded as of December 31, 2006 or 2005.

Other Assets

Other assets as of December 31, 2006 and 2005 are comprised of the following items:

	2006	2005
Prepaid property insurance	$3,479	$1,764
Interest receivable	1,704	0

Total	$5,183	$1,764

Prepaid property insurance is recognized in the period in which coverage is provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

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

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the partners as follows:

•

First, to all Cash Preferred limited partners on a per-unit basis until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined;

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership for such year; and

•	Third, to the Cash Preferred limited partners on a per-unit basis and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash flow from operations will be made to limited partners holding Tax Preferred Units.

Distribution of Sale Proceeds

Upon the sale of properties, unless reserved, net sale proceeds will be distributed in the following order:

•

In the event that the particular property sold sells for a price that is less than its original property purchase price, to the limited partners holding Cash Preferred Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

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

Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, and the gain on sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportion that net cash from operations is distributed to the partners holding Cash Preferred Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Cash Preferred Units and 1% to the General Partners.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Partnership for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Partnership beginning January 1, 2007. The Partnership is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURE

Due from Joint Venture

As of December 31, 2006 and 2005, Due from Joint Venture represents the Partnership’s share of operating cash flow to be distributed from the Joint Venture for the fourth quarter of 2006 and 2005, respectively.

Summary of Investment

The Partnership’s investment and approximate ownership percentage in the Joint Venture as of December 31, 2006 and 2005 is summarized below:

	2006		2005
	Amount	Percentage	Amount	Percentage
Fund XIII-XIV Associates	$11,964,022	53%	$12,608,437	53%

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Venture for the years ended December 31, 2006 and 2005 are presented below:

	2006	2005
Investment in Joint Venture, beginning of year	$12,608,437	$13,178,200
Equity in income of Joint Venture	560,990	510,288
Contributions to Joint Venture	13,924	0
Distributions from Joint Venture	(1,219,329)	(1,080,051)

Investment in Joint Venture, end of year	$11,964,022	$12,608,437

Summary of Financial Information

Condensed financial information for the Joint Venture as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 is presented below:

	Total Assets December 31,		Total Liabilities December 31,			Total Equity December 31,
	2006	2005	2006		2005	2006	2005
Fund XIII-XIV Associates	$23,959,951	$25,215,954	$1,257,821		$1,291,025	$22,702,130	$23,924,929

	Total Revenues For the Years Ended December 31,				Net Income For the Years Ended December 31,
	2006	2005	2004		2006	2005	2004
Fund XIII-XIV Associates	$3,292,924	$3,188,176	$2,880,215	(1)	$1,064,498	$968,288	$819,173	(2)

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

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture for the properties owned through the Joint Venture and, accordingly, included in equity in income of joint venture in accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred from properties owned directly and through its Joint Venture that are payable to Wells Management and its affiliates is $87,548, $74,144, and $66,227 for the years ended December 31, 2006, 2005, and 2004, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses $73,986, $61,698, and $39,461 for the years ended December 31, 2006, 2005, and 2004, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoices the Partnership for the reimbursement thereof on a quarterly basis.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $0, $148,556, and $531,646 during 2006, 2005, and 2004, respectively, and applied deferred project costs of $179,298, $477,206, and $175,168 upon investing in the Joint Venture and real estate assets during 2006, 2005, and 2004, respectively.

Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership pays sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc. (“WIS”), a registered securities broker/dealer affiliated with the General Partners, substantially all of which are re-allowed to other broker/dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be re-allowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses relating to attending educational conferences and seminars. The Partnership incurred sales commissions of $0, $288,796, and $811,942 for the years ended December 31, 2006, 2005, and 2004, respectively, all of which were re-allowed to Participating Dealers for the corresponding periods. The

Partnership incurred dealer-manager fees of $0, $106,112, and $379,748 for the years ended December 31, 2006, 2005, and 2004, of which $0, $57,759, and $136,774, respectively, were re-allowed to Participating Dealers.

Organizational and Offering Cost Reimbursements

The Partnership reimburses Wells Capital for organizational and offering costs equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations set forth in the Partnership Agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of the Partnership’s units, and other offering costs; however, offering costs specifically exclude sales and underwriting commissions. Organizational cost reimbursements are charged to expense, and offering costs reimbursements are charged to partners’ capital as incurred. The Partnership incurred organizational and offering cost reimbursements of $0, $127,334, and $455,697 for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2005, Wells Capital had incurred cumulative organizational and offering expenses on behalf of the Partnership of approximately $1,919,000, of which the Partnership has reimbursed approximately $1,042,000 to Wells Capital pursuant to the terms outlined above. No additional organizational and offering expenses were incurred during the year ended December 31, 2006.

Due to Affiliates

As of December 31, 2006 and 2005, due to affiliates was comprised of the following items:

	December 31, 2006	December 31, 2005
Administrative reimbursements due to Wells Capital and/or Wells Management	$6,939	$6,708
Management and leasing fees due to Wells Management	877	0

	$7,816	$6,708

5.	RENTAL INCOME

The future minimum rental income due to the Partnership under non-cancelable operating leases as of December 31, 2006 is presented below:

Year ending December 31:
2007	$1,130,135
2008	1,163,305
2009	1,174,373
2010	594,824
2011	311,266
Thereafter	252,032

$4,625,935

Two tenants generated 83% and 17% of rental income for the year ended December 31, 2006, and two tenants will generate 64% and 36% of future minimum rental income.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement net income	$416,091	$507,791	$289,199
Increase (decrease) in net income resulting from:
Depreciation expense for financial reporting purposes less than amounts for income tax purposes	(168,732)	(129,070)	(10,925	)(1)
Amortization expense for financial reporting purposes greater than amounts for income tax purposes	1,313,936	905,262	411,239
Rental income for financial reporting purposes (greater than) less than amounts for income tax purposes	(87,488)	3,919	(1,521)
Other	15,923	(24,400)	(14,576)

Income tax basis net income	$1,489,730	$1,263,502	$673,416

(1)

Effective July 1, 2004, the Joint Venture extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2006 and 2005, and 2004:

	2006	2005	2004
Financial statement partners’ capital	$26,891,071	$28,619,671	$26,004,335
Increase (decrease) in partners’ capital resulting from:
Accumulated depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(295,409)	(126,677)	2,393
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	2,671,779	1,357,843	452,581
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,295,484	4,295,484	3,764,925
Capitalization of organization costs for income tax purposes, which are expensed for financial reporting purposes	47,171	47,171	47,171
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(92,658)	(5,170)	(9,089)
Partnership distributions payable	538,210	481,631	277,885
Other	(23,052)	(38,976)	(14,576)

Income tax basis partners’ capital	$34,032,596	$34,630,977	$30,525,625

8.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$406,145	$403,054	$434,688	$409,543
Equity in income of Joint Venture	$144,436	$138,262	$135,524	$142,768
Net income	$110,156	$91,484	$108,584	$105,867
Net income (loss) allocated to limited partners:
Cash Preferred	$555,818	$542,436	$562,191	$551,776
Tax Preferred	$(445,662)	$(450,952)	$(453,607)	$(445,909)
Net income (loss) per weighted-average limited partner unit:
Cash Preferred(a)	$ 0.22	$ 0.21	$ 0.22	$ 0.21
Tax Preferred	$(0.49)	$(0.52)	$(0.52)	$(0.52)
Distribution per weighted-average limited partner unit:
Cash Preferred(b)	$ 0.21	$ 0.21	$ 0.21	$ 0.21
Tax Preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00

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

(b)

The quarterly per-unit amounts have been calculated using actual distributions for the respective quarters. Conversely, the corresponding distributions per-unit amounts have been calculated assuming that distributions were earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$44,278	$208,290	$330,792	$414,831
Equity in income of Joint Venture	$123,584	$115,040	$143,179	$128,485
Net income	$143,181	$145,363	$85,446	$133,801
Net income (loss) allocated to limited partners:
Cash Preferred	$311,510	$408,549	$496,474	$545,355
Tax Preferred	$(168,329)	$(263,186)	$(411,028)	$(411,554)
Net income (loss) per weighted-average limited partner unit:
Cash Preferred	$ 0.13	$ 0.16	$ 0.20	$ 0.21
Tax Preferred	$(0.19)	$(0.28)	$(0.44)	$(0.50)
Distribution per weighted-average limited partner unit:
Cash Preferred	$ 0.12	$ 0.14	$ 0.19	$ 0.19
Tax Preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00

9.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2006, 2005, and 2004 are comprised of the following items:

	2006	2005	2004
Salary reimbursements	$73,986	$63,998	$39,461
Independent accounting fees	38,689	22,686	73,069
Printing and notebooks	24,111	22,438	34,766
Legal fees	8,598	11,181	29,437
Postage and delivery expenses	4,417	6,596	11,909
Other professional fees	2,533	919	532
Taxes and licensing fees	1,116	0	0
Life insurance	559	280	559
Computer costs	513	602	1,235
Other general and administrative	1,204	753	557

Total general and administrative costs	$155,726	$129,453	$191,525

10.	SUBSEQUENT EVENTS

Property Sale

On January 31, 2007, Fund XIII-XIV Associates sold 7500 Setzler Parkway to an unrelated third party for a gross sales price of $8,950,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,597,000 and was allocated a gain of approximately $1,142,000, which may be adjusted as additional information becomes available in subsequent periods.

Purchase and Sale Agreement

On March 19, 2007, Fund XIII-XIV Associates entered into a purchase and sale agreement to sell the Randstad – Atlanta Building to an unrelated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on April 2, 2007. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the second quarter of 2007.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2006

			Initial Cost			Gross Carrying Amount as of December 31, 2006
Description	Ownership	Encum- brances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(g)	Land	Buildings and Improve- ments	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation & Amortization(f)	Date of Construction	Date Acquired
150 APOLLO DRIVE(a)	100%	None	$1,862,283	$7,909,557	$514,127	$1,913,529	$6,978,845	$1,393,593	$0	$10,285,967	$739,072	2000	5/16/05

3675 KENNESAW BUILDING(b)	100%	None	$535,000	$2,656,523	$141,819	$557,401	$2,498,438	$277,503	$0	$3,333,342	$100,113	2005	1/31/06

Total – Consolidated Fund XIV Properties			2,397,283	10,566,080	655,946	2,470,930	9,477,283	1,671,096	0	13,619,309	839,185

SIEMENS – ORLANDO BUILDING(c)	53%	None	1,950,000	8,734,436	325,236	2,031,250	7,095,759	1,882,663	0	11,009,672	1,641,655	2003	10/30/03

RANDSTAD – ATLANTA BUILDING(d)	53%	None	600,000	4,829,953	1,109,871	625,000	4,668,603	1,246,221	0	6,539,824	785,164	2003	12/19/03

7500 SETZLER PARKWAY(e)	53%	None	1,350,000	5,423,401	293,388	1,406,257	4,983,119	677,413	0	7,066,789	652,300	2004	03/26/04

Total – All Properties			$6,297,283	$29,553,870	$2,384,441	$6,533,437	$26,224,764	$5,477,393	$0	$38,235,594	$3,918,304

(a)	150 Apollo Drive is a three-story building located in Chelmsford, Massachusetts, owned entirely by the Partnership.

(b)	The 3675 Kennesaw Building is a one-story distribution warehouse building located in Kennesaw, Georgia, owned entirely by the Partnership.

(c)	The Siemens – Orlando Building comprises two single-story office buildings located in Orlando, Florida, owned by Fund XIII-XIV Associates.

(d)	The Randstad – Atlanta Building is a four-story office building located in Atlanta, Georgia, owned by Fund XIII-XIV Associates.

(e)	7500 Setzler Parkway is a one-story office and warehouse located in Brooklyn Park, Minnesota, owned by Fund XIII-XIV Associates.

(f)

Buildings, land improvements, building improvements, tenant improvements, and intangible lease assets are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, the shorter of the economic life or corresponding lease terms and corresponding lease terms, respectively.

(g)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2003	$17,561,218	$146,934

2004 additions	7,084,453	1,070,314

BALANCE AT DECEMBER 31, 2004	24,645,671	1,217,248

2005 additions	10,357,053	1,292,124

BALANCE AT DECEMBER 31, 2005	35,002,724	2,509,372

2006 additions	3,395,514	1,571,576
2006 dispositions	(162,644)	(162,644)

BALANCE AT DECEMBER 31, 2006	$38,235,594	$3,918,304

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheet of Fund XIII and Fund XIV Associates (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheet of Fund XIII and Fund XIV Associates (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Real estate assets, at cost:
Land	$4,062,507	$4,062,507
Building and improvements, less accumulated depreciation of $1,438,887 and $1,011,991 at December 31, 2006 and 2005, respectively	15,308,594	15,710,240
Intangible lease assets, less accumulated amortization of $1,640,232 and $1,216,790 at December 31, 2006 and 2005, respectively	2,166,065	2,752,151

Total real estate assets	21,537,166	22,524,898

Cash and cash equivalents	708,103	725,442
Tenant receivables	293,206	202,749
Deferred leasing costs, less accumulated amortization of $941,971 and $669,054 at December 31, 2006 and 2005, respectively	1,407,539	1,749,260
Other assets	13,937	13,605

Total assets	$23,959,951	$25,215,954

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$71,580	$44,098
Due to affiliates	4,094	16,435
Deferred income	147,058	177,788
Partnership distributions payable	554,283	503,211
Intangible lease liability, less accumulated amortization of $206,060 and $137,373 at December 31, 2006 and 2005, respectively	480,806	549,493

Total liabilities	1,257,821	1,291,025

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	10,738,108	11,316,491
Wells Real Estate Fund XIV, L.P.	11,964,022	12,608,438

Total partners’ capital	22,702,130	23,924,929

Total liabilities and partners’ capital	$23,959,951	$25,215,954

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Rental income	$2,500,730	$2,479,958	$2,353,598
Tenant reimbursements	764,605	706,057	526,287
Interest and other income	27,589	2,161	330

Total revenues	3,292,924	3,188,176	2,880,215

EXPENSES:
Property operating costs	669,428	666,422	471,690
Management and leasing fees	140,875	145,142	138,069
Depreciation	426,896	421,051	504,923
Amortization	888,039	878,115	840,014
General and administrative	103,188	109,158	106,346

Total expenses	2,228,426	2,219,888	2,061,042

NET INCOME	$1,064,498	$968,288	$819,173

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Wells Real Estate Fund XIII, L.P.	Wells Real Estate Fund XIV, L.P.	Total Partners’ Capital
Balance, December 31, 2003	$9,419,352	$9,419,352	$18,838,704

Net income	391,283	427,890	819,173
Partnership contributions	2,954,663	4,379,199	7,333,862
Partnership distributions	(960,809)	(1,048,241)	(2,009,050)

Balance, December 31, 2004	11,804,489	13,178,200	24,982,689

Net income	458,000	510,288	968,288
Partnership distributions	(945,998)	(1,080,050)	(2,026,048)

Balance, December 31, 2005	11,316,491	12,608,438	23,924,929

Net income	503,508	560,990	1,064,498
Partnership contributions	12,497	13,923	26,420
Partnership distributions	(1,094,388)	(1,219,329)	(2,313,717)

Balance, December 31, 2006	$10,738,108	$11,964,022	$22,702,130

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

December 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,064,498	$968,288	$819,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	426,896	421,051	504,923
Amortization	859,120	849,801	808,986
Changes in assets and liabilities:
Increase in tenant receivables	(90,457)	(69,007)	(96,288)
Increase in other assets	(332)	(2,370)	(10,198)
Increase (decrease) in accounts payable and accrued expenses	27,482	(18,248)	41,186
(Decrease) increase in due to affiliates	(12,341)	4,636	7,373
(Decrease) increase in deferred income	(30,730)	52,796	124,992

Net cash provided by operating activities	2,244,136	2,206,947	2,200,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(25,250)	(108,008)	(7,351,527)
Payment of deferred leasing costs	0	(26,522)	0

Net cash used in investing activities	(25,250)	(134,530)	(7,351,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners in excess of accumulated earnings	(2,262,645)	(2,100,785)	(772,495)
Distributions to joint venture partners from accumulated earnings	0	0	(855,583)
Contributions from joint venture partners	26,420	0	7,333,862

Net cash (used in) provided by financing activities	(2,236,225)	(2,100,785)	5,705,784

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,339)	(28,368)	554,404

CASH AND CASH EQUIVALENTS, beginning of period	725,442	753,810	199,406

CASH AND CASH EQUIVALENTS, END OF PERIOD	$708,103	$725,442	$753,810

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to the joint venture	$557	$0	$292,620

Partnership distributions payable	$554,283	$503,211	$577,948

Write-off of fully amortized real estate assets	$162,644	$0	$0

Write-off of fully amortized deferred leasing costs	$68,804	$0	$0

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, and 2004

1.	ORGANIZATION AND BUSINESS

On August 20, 2003, Wells Real Estate Fund XIII, L.P. (“Fund XIII”) and Wells Real Estate Fund XIV, L.P. (“Fund XIV”) entered into a Georgia general partnership to form Fund XIII and Fund XIV Associates (the “Joint Venture”). The general partners of Fund XIII and Fund XIV are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”).

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On October 30, 2003, the Joint Venture purchased two single-story office buildings containing approximately 82,000-square-feet, the Siemens-Orlando Building, located in Orlando, Florida. On December 19, 2003, the Joint Venture acquired the Randstad – Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia. On March 26, 2004, the Joint Venture purchased an approximate 120,000-square-foot, one story office and warehouse building, 7500 Setzler Parkway, located in Brooklyn Park, Minnesota. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. The value of absorption period costs and tenant relationships are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

The gross values of above-market in-place leases were approximately $198,000 as of December 31, 2006 and $220,000 as of December 31, 2005 and the gross values of intangible absorption period costs were approximately $3,609,000 as of December 31, 2006 and $3,749,000 as of December 31, 2005, both of which are recorded as intangible lease assets. The gross values of intangible lease origination costs were approximately $2,350,000 and $2,392,000, respectively, as of December 31, 2006 and 2005 and are included in deferred leasing costs. The gross values of below-market in-place leases were approximately $687,000 as of December 31, 2006 and 2005 and are recorded as an intangible lease liability.

The Joint Venture recorded amortization of above-market and below-market in-place leases of approximately $29,000, $28,000, and $31,000 during the years ended December 31, 2006, 2005, and 2004, respectively, which was recorded as an adjustment to rental revenues. The Joint Venture recorded amortization of intangible lease origination costs and intangible absorption costs of approximately $867,000, $872,000, and $840,000 during the years ended December 31, 2006, 2005, and 2004, respectively, which was recorded as amortization expense in the accompanying statements of operations.

The remaining net unamortized balance for intangible assets and liability will be amortized as follows:

	Intangible Lease Assets		Intangible Below-Market Lease Liability	Intangible Lease Origination Costs
	Absorption Period Costs	Above-Market In-Place Lease Assets
For the year ending December 31:
2007	$500,348	$32,262	$68,687	$306,749
2008	453,624	22,648	68,687	287,921
2009	403,047	20,510	68,687	258,911
2010	251,317	14,098	68,687	171,883
2011	161,808	3,249	68,687	132,317
Thereafter	298,824	4,330	137,371	249,758

	$2,068,968	$97,097	$480,806	$1,407,539

Weighted-Average Amortization Period	6 years	5 years	7 years	6 years

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. No such allowances have been recorded as of December 31, 2006 or 2005.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, including opportunity costs avoided by acquiring an in-place lease identified in connection with the purchase price allocation process, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2006 and 2005 are comprised of the following items:

	2006	2005
Prepaid expenses	$6,052	$6,994
Utility deposits	5,943	6,611
Interest receivable	1,942	0

Total	$13,937	$13,605

Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XIII and Fund XIV are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XIII and Fund XIV entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies, or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $93,498, $109,850, and $125,668 for the years ended December 31, 2006, 2005, and 2004, respectively.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expense. During 2006, 2005, and 2004, the Joint Venture reimbursed $33,246, $55,873, and $50,031, respectively, to Wells Management and its affiliates for these services.

Deferred Project Costs

Fund XIII and Fund XIV paid 3.5% of gross capital contributions to Wells Capital for acquisition and advisory services, subject to certain overall limitations provided in the respective partnership agreements. These fees were capitalized by Fund XIII and Fund XIV as paid and allocated to specific properties upon acquisition by the Joint Venture or certain capital improvements thereafter. Accordingly, such deferred project costs are included in the capitalized assets of the Joint Venture.

Due to Affiliates

As of December 31, 2006 and December 31, 2005, due to affiliates balances reflect amounts due to Wells Management and/or Wells Capital for the following items:

	2006	2005
Property management fees	$3,856	$6,216
Administrative reimbursements	238	10,219

	$4,094	$16,435

4.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases as of December 31, 2006 is as follows:

Year ended December 31:
2007	$2,334,841
2008	2,219,377
2009	2,056,070
2010	1,485,644
2011	1,532,243
Thereafter	1,701,795

$11,329,970

Three tenants generated approximately 30%, 26%, and 25% of rental income for the year ended December 31, 2006, and four tenants will generate approximately 42%, 27%, 19%, and 12% of future minimum rental income.

5.	SUBSEQUENT EVENTS

Property Sale

On January 31, 2007, the Joint Venture sold 7500 Setzler Parkway to an unrelated third party for a gross sales price of $8,950,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $8,723,000 and recognized a gain of approximately $2,166,000, which may be adjusted as additional information becomes available in subsequent periods. As of December 31, 2006, the carrying value of 7500 Setzler Parkway was approximately $6,578,000.

Purchase and Sale Agreement

On March 19, 2007, the Joint Venture entered into a purchase and sale agreement to sell the Randstad – Atlanta Building to an unrelated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on April 2, 2007. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Joint Venture believes the closing of this transaction is likely to occur during the second quarter of 2007.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2006

		Initial Cost			Gross Carrying Amounts of December 31, 2006
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(e)	Land	Buildings and Improvements	Intangible Lease Asset	Total	Accumulated Depreciation & Amortization(d)	Date of Construction	Date Acquired
SIEMENS – ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$325,236	$2,031,250	$7,095,759	$1,882,663	$11,009,672	$1,641,655	2003	10/30/2003
RANDSTAD – ATLANTA BUILDING(b)	None	600,000	4,829,953	1,109,871	625,000	4,668,603	1,246,221	6,539,824	785,164	2003	12/19/2003
7500 SETZLER PARKWAY BUILDING(c)	None	1,350,000	5,423,401	293,388	1,406,257	4,983,119	677,413	7,066,789	652,300	2004	03/26/2004

Total		$3,900,000	$18,987,790	$1,728,495	$4,062,507	$16,747,481	$3,806,297	$24,616,285	$3,079,119

(a)	The Siemens – Orlando Building consists of two single-story office buildings located in Orlando, Florida.
(b)	The Randstad – Atlanta Building is a four-story office building located in Atlanta, Georgia.
(c)	7500 Setzler Parkway is a one-story office and warehouse located in Brooklyn Park, Minnesota.
(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(e)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2003	$17,561,218	$146,934

Additions	7,084,453	1,070,314

BALANCE AT DECEMBER 31, 2004	24,645,671	1,217,248

Additions	108,008	1,011,533

BALANCE AT DECEMBER 31, 2005	24,753,679	2,228,781

Additions	25,250	1,012,982
Dispositions	(162,644)	(162,644)

BALANCE AT DECEMBER 31, 2006	$24,616,285	$3,079,119

EXHIBIT INDEX

TO

2006 FORM 10-K

OF

WELLS REAL ESTATE FUND XIV, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit No.	Description of Document
*3.1	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XIV, L.P. (included as Exhibit A to Prospectus)

*3.2	Certificate of Limited Partnership of Wells Real Estate Fund XIV, L.P. dated October 25, 2002 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.1	Amended and Restated Escrow Agreement between Wells Real Estate Fund XIV, L.P. and SouthTrust Bank (Exhibit 10.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.2	Property Management, Leasing and Asset Management Agreement between Wells Real Estate Fund XIV, L.P. and Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.3	Agreement of Purchase and Sale of Property for Siemens Orlando Buildings and third amendment thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.4	Lease Agreement with Siemens Shared Services LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.5	Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, File No. 0-49633)

*10.6	Purchase and Sale Agreement for Randstad Atlanta Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, File No. 0-49633)

*10.7	Lease Agreement for Randstad Atlanta Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, File No. 0-49633)

*10.8	Purchase and Sale Agreement for the sale of 7500 Setzler Parkway Building (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.9	Lease Agreement for 7500 Setzler Parkway Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.10	Purchase and Sale Agreement for 150 Apollo Drive Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIV, L.P., for the quarter ended June 30, 2005, Commission File No. 0-50647)

*10.11	Purchase and Sale Agreement with K75 Phase III Limited Partnership for 3675 Kennesaw 75 Parkway (Exhibit 10.11 to Form 10-K of Wells Real Estate Fund XIV, L.P., for the fiscal year ended December 31, 2005, Commission File No. 0-50647)

Exhibit No.	Description of Document
*10.12	Purchase and Sale Agreement by and among Wells Real Estate Fund XIII, L.P., Wells Real Estate Fund XIV, L.P. and AMB Institutional Alliance Fund III, L.P. for the 7500 Setzler Parkway Building (Exhibit 10.22 to Form 10-K of Wells Real Estate Fund XIII, L.P., for the fiscal year ended December 31, 2006, Commission File No. 0-49633)

*16	Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund XIV, L.P. filed on September 27, 2006, Commission File No. 0-50647)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002