Form 10-Q
period 2007-03-31
WELLS REAL ESTATE FUND XIV LP
filed 2007-05-11
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIV, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2007	December 31, 2006
REAL ESTATE, AT COST:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $411,952 and $352,715 as of March 31, 2007 and December 31, 2006, respectively	9,065,331	9,124,568
Intangible lease assets, less accumulated amortization of $567,608 and $486,470 as of March 31, 2007 and December 31, 2006, respectively	1,103,488	1,184,626

Total real estate assets	12,639,749	12,780,124

Investment in joint venture	8,375,135	11,964,022
Cash and cash equivalents	5,072,934	518,790
Tenant receivables	165,237	94,182
Due from joint venture	241,199	292,107
Other assets	41,161	5,183
Deferred leasing costs, less accumulated amortization of $993,938 and $855,544 as of March 31, 2007 and December 31, 2006, respectively	1,785,437	1,923,831
Deferred projects costs	4,290	4,290

Total assets	$28,325,142	$27,582,529

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$76,648	$78,521
Deferred income	62,462	66,911
Due to affiliates	14,467	7,816
Partnership distributions payable	510,435	538,210

Total liabilities	664,012	691,458

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 2,634,502 and 2,609,502 units issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	23,078,379	22,916,931
Tax Preferred – 839,621 and 864,621 units issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	4,582,751	3,974,140
General partners	0	0

Total partners’ capital	27,661,130	26,891,071

Total liabilities and partners’ capital	$28,325,142	$27,582,529

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2007	2006

REVENUES:
Rental income	$288,549	$266,985
Tenant reimbursements	175,505	117,032
Interest and other income	43,877	22,128

Total revenues	507,931	406,145

EXPENSES:
Property operating costs	137,072	108,610
Management and leasing fees	17,555	17,865
Depreciation	59,237	59,756
Amortization	217,975	212,450
General and administrative	44,973	41,744

Total expenses	476,812	440,425

EQUITY IN INCOME OF JOINT VENTURE	1,249,375	144,436

NET INCOME	$1,280,494	$110,156

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$556,973	$555,818

TAX PREFERRED	$723,521	$(445,662)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.21	$ 0.22

TAX PREFERRED	$0.86	$(0.49)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,634,502	2,568,997

TAX PREFERRED	839,621	905,126

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	2,568,697	$22,684,511	905,426	$5,935,160	$0	$28,619,671

Cash preferred conversion elections	(22,500)	(197,529)	22,500	197,529	0	0
Tax preferred conversion elections	63,305	362,419	(63,305)	(362,419)	0	0
Net income (loss)	0	2,212,221	0	(1,796,130)	0	416,091
Distributions of operating cash flow ($0.82 per weighted-average Cash Preferred Unit)	0	(2,144,691)	0	0	0	(2,144,691)

BALANCE, December 31, 2006	2,609,502	22,916,931	864,621	3,974,140	0	26,891,071

Tax preferred conversion elections	25,000	114,910	(25,000)	(114,910)	0	0
Net income	0	556,973	0	723,521	0	1,280,494
Distributions of operating cash flow ($0.19 per weighted-average Cash Preferred Unit)	0	(510,435)	0	0	0	(510,435)

BALANCE, March 31, 2007	2,634,502	$23,078,379	839,621	$4,582,751	$0	$27,661,130

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,280,494	$110,156
Operating distributions received from joint venture	292,107	369,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,237	59,756
Amortization	219,532	213,488
Equity in income of joint venture	(1,249,375)	(144,436)
Changes in assets and liabilities:
Increase in tenant receivables	(71,055)	(5,467)
Increase in other assets	(35,978)	(12,800)
(Decrease) increase in accounts payable, accrued expenses and refundable security deposits	(1,873)	55,927
Decrease in deferred income	(4,449)	0
Increase in due to affiliates	6,651	1,776

Net cash provided by operating activities	495,291	648,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	4,597,063	0
Investment in real estate	0	(4,202,404)

Net cash provided by (used in) investing activities	4,597,063	(4,202,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(538,210)	(481,631)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,554,144	(4,035,649)

CASH AND CASH EQUIVALENTS, beginning of period	518,790	4,619,908

CASH AND CASH EQUIVALENTS, end of period	$5,072,934	$584,259

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to investment in real estate assets	$0	$178,742

Partnership distributions payable	$510,435	$529,856

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 2002 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, limited partners elect to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

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

As of March 31, 2007, residual net offering proceeds of approximately $103,000 are being held as reserves to fund future capital improvements at the properties described below.

During the periods presented, the Partnership owned direct interests in the following properties:

1. 150 Apollo Drive (Acquired May 16, 2005) A three-story office building located in Chelmsford, Massachusetts
2. 3675 Kennesaw Building (Acquired January 31, 2006) A one-story distribution warehouse building located in Kennesaw, Georgia

WELLS REAL ESTATE FUND XIV, L.P.

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

1. Siemens – Orlando Building

Two single-story office buildings located in Orlando, Florida

2. Randstad – Atlanta Building(1)

A four-story office building located in Atlanta, Georgia

3. 7500 Setzler Parkway(2)

A one-story office and warehouse building located in Brooklyn Park, Minnesota

(1)	This property was sold in April 2007.

(2)	This property was sold in January 2007.

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Venture and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

On January 31, 2007, Fund XIII-XIV Associates sold 7500 Setzler Parkway to an unrelated third party for a gross sale price of approximately $8,950,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,597,000 and was allocated a gain of approximately $1,142,000, which may be adjusted as additional information becomes available in subsequent periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (”SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are necessary to fairly and consistently present the information for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

Investment in Joint Venture

The Partnership has evaluated the Joint Venture and concluded that it is not a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture or its real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investment in the Joint Venture using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

Other assets as of March 31, 2007 and December 31, 2006 are comprised of the following items:

	March 31, 2007	December 31, 2006
Prepaid property insurance	$19,443	$3,479
Interest receivable	21,718	1,704

Total	$41,161	$5,183

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

Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, and the gain on sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportion that net cash from operations is distributed to the partners holding Cash Preferred Units and the General Partner. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Cash Preferred Units and 1% to the General Partners.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Partnership beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURE

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months ended March 31, 2007 and 2006, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XIII-XIV Associates	$583,165	$615,439	$184,458	$203,541	$2,186,272	$70,531	$2,370,730	$274,072

The Partnership allocates its share of earnings generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Venture are provided below:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-XIV Associates	$20,172	$2,166,100	$2,186,272	$70,531	$0	$70,531

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of March 31, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Venture for the three months ended March 31, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the properties owned through the Joint Venture and, accordingly, included in equity in income of joint venture in accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership incurred management and leasing fees and lease acquisition costs from properties owned directly and through the Joint Venture of $18,923 and $26,283 for the three months ended March 31, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management directly for administrative expenses of $23,068 and $18,148 for the three months ended March 31, 2007 and 2006, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of March 31, 2007 and December 31, 2006, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

During the offering period, the Partnership incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership applied deferred project costs of $0 and $178,742 upon investing in real estate assets during the three months ended March 31, 2007 and 2006, respectively.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services for us, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a purported class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges violations of the federal proxy rules based on allegations that the proxy statement of Wells REIT filed with the SEC on February 26, 2007 contains false and misleading statements and omits to state material facts and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement. The complaint seeks, among other things, unspecified monetary damages. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

6.	SUBSEQUENT EVENT

On April 24, 2007, Fund XIII-XIV Associates sold the Randstad – Atlanta Building to an unrelated third party for a gross sales price of $9,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,738,000 and was allocated a gain of approximately $1,560,000, which may be adjusted as additional information becomes available in subsequent periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Portfolio Overview

We are in the holding phase of our life cycle. Following the dispositions of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007, we currently own a 100% interest in two properties and a partial interest in one additional property, which are all leased to tenants in the beginning to middle of their lease terms. Our focus in the near-term is to maintain the high occupancy level of the portfolio and to maximize operating performance in each of our assets in order to deliver what we believe will be greater overall performance for our investors.

The sale of 7500 Setzler Parkway capitalizes on the recent lease with FedEx SmartPost, Inc. We also wanted to take advantage of the current capital markets environment and the strong demand for industrial product, as reflected in the significant increase in value over the holding period. As a result of the sale of 7500 Setzler Parkway, we anticipate distributing net sale proceeds of approximately $4,590,000 to the limited partners in August 2007 from this sale.

The sale of the Randstad – Atlanta Building leveraged the remaining six years of the sole tenant’s lease term in the current capital market environment to produce an exceptional sale price. The sale price reflects a significant increase in value over the holding period. In the near-term, we will evaluate the capital needs of the properties remaining in the portfolio to determine the amount of net sale proceeds that will be available for distribution from this sale.

Operating distributions payable to the limited partners holding Cash Preferred Units for the first quarter of 2007 decreased slightly as compared to the fourth quarter of 2006. We anticipate that operating distributions may decline in the near-term, due to the reduced cash flow resulting from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building.

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

Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property sold on January 31, 2007.

•	The Randstad – Atlanta Building sold on April 24, 2007.

•	The Siemens – Orlando Building is located in Orlando, Florida. This asset is currently 91% leased to three tenants. The major lease to Siemens Shared Services, LLC extends to 2009.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, is 100% leased to Avaya, Inc. until April 2010.

•	The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, is 100% leased to World Electric Supply, Inc. until October 2012.

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

Short-Term Liquidity

We generated net operating cash flows, including operating distributions received from the Joint Venture, of approximately $495,000. Such operating cash flows and cash on hand were used to pay operating distributions of approximately $538,000 to Cash Preferred limited partners. Distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During the first quarter of 2007, we also received net proceeds of approximately $4,597,000 from the sale of 7500 Setzler Parkway.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture or the directly owned properties, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs, and other capital improvements for properties owned by the Partnership or the Joint Venture. We anticipate that operating distributions to limited partners may decline in the near term due to the sales of 7500 Setzler Parkway in the first quarter of 2007 and the Randstad – Atlanta Building in the second quarter of 2007. We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $664,000, as of March 31, 2007.

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

As of March 31, 2007, the Partnership holds investor proceeds of approximately $103,000. We anticipate using such reserves to fund future capital improvements at our properties.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose. Our investment strategy generally involves acquiring properties that are preleased to creditworthy tenants on an all-cash basis either directly by the Partnership or through the Joint Venture.

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

As of March 31, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2007	Undistributed Net Sale Proceeds as of March 31, 2007
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$0	—	$0	$4,597,063

Our General Partners anticipate distributing net sale proceeds of approximately $4.59 million in August 2007 from the sale of 7500 Setzler Parkway, as further discussed below.

Contractual Obligations and Commitments

In March 2007, our General Partners announced their intention to distribute net sale proceeds from the sale of 7500 Setzler Parkway of approximately $4.59 million in August 2007 to the limited partners of record as of June 30, 2007, which, under the terms of the partnership agreement, does not include limited partners acquiring units after March 31, 2007.

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

Results of Operations

Rental income increased from $266,985 for the three months ended March 31, 2006 to $288,549 for the three months ended March 31, 2007, and tenant reimbursements increased from $117,032 for the three months ended March 31, 2006 to $175,505 for the three months ended March 31, 2007, primarily as a result of the acquisition of the 3675 Kennesaw Building on January 31, 2006 and an adjustment to operating expense reimbursement billings at the 3675 Kennesaw Building and 150 Apollo Drive in the first quarter of 2007. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. Given the stability of the properties in which we own direct interests, we anticipate that rental income and tenant reimbursements will remain at similar levels in the future.

Interest and other income increased from $22,128 for the three months ended March 31, 2006 to $43,877 for the three months ended March 31, 2007, primarily as a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sale of 7500 Setzler Parkway in January 2007 and an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

Property operating costs increased from $108,610 for the three months ended March 31, 2006 to $137,072 for the three months ended March 31, 2007, primarily as a result of the acquisition of the 3675 Kennesaw Building on January 31, 2006. Management and leasing fees remained relatively stable at $17,865 for the three months ended March 31, 2006 and $17,555 for the three months ended March 31, 2007. Given the stability of the properties in which we own direct interests, property operating costs and management and leasing fees are expected to remain at similar levels in the future.

Depreciation expense remained relatively stable at $59,756 for the three months ended March 31, 2006 and $59,237 for the three months ended March 31, 2007 and amortization expense remained relatively stable at $212,450 for the three months ended March 31, 2006 and $217,975 for the three months ended March 31, 2007. Given the stability of the properties in which we own direct interests, depreciation expense and amortization expense are expected to remain at similar levels in the future.

General and administrative expenses increased from $41,744 for the three months ended March 31, 2006 to $44,973 for the three months ended March 31, 2007, primarily as a result of an increase in administrative costs following the acquisition of the 3675 Kennesaw Building in January 2006. We anticipate additional increases in future periods related to compliance with additional reporting and regulatory requirements.

Equity in income of the Joint Venture increased from $144,436 for the three months ended March 31, 2006 to $1,249,375 for the three months ended March 31, 2007, primarily as a result of the gain recognized on the sale of 7500 Setzler Parkway in January 2007, partially offset by a decline in operating income resulting from the aforementioned sale. We anticipate equity in income of the Joint Venture to increase in the second quarter of 2007 as a result of the gain recognized from the sale the Randstad – Atlanta Building in April 2007.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of March 31, 2007.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases, including leasing commissions, and other related costs.

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

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which would impact the amount of our reported net income.

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management and WIS, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, WIS and their affiliates for selling commissions, dealer-manager fees, acquisition and advisory fees, reimbursements for acquisition expenses, reimbursements for organizational and offering expenses, asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Potential Tax Impact on Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Under the limitations of Section 470, passive losses allocable to limited partners are only able to be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the IRS announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for this transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Thus, we believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership which were acquired prior to March 12, 2004; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470. In addition, since the Partnership acquired its interests in 7500 Setzler Parkway, 150 Apollo Drive and the 3675 Kennesaw Building after March 12, 2004, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units attributable to the properties acquired by the Partnership after March 12, 2004 may only be used to offset passive income generated from the same property (or potentially from other properties owned by the Partnership). Due to the technical nature of the Section 470 provisions and the recent effective date amendment language, as applicable to partnerships having both taxable and tax-exempt partners, and the lack of interpretive guidance available thereunder either by Regulation or administrative ruling, it is unclear whether tax-exempt use losses attributable to Partnership properties acquired after the effective date of Section 470 can be utilized to offset any net income allocable to Partnership properties acquired prior to such effective date.

Subsequent Event

On April 24, 2007, Fund XIII-XIV Associates sold the Randstad – Atlanta Building to an unrelated third party for a gross sales price of $9,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,738,000 and was allocated a gain of approximately $1,560,000, which may be adjusted as additional information becomes available in subsequent periods.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2007.

(b)	No applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

May 11, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIV, L.P.

Exhibit No.	Description

*10.1	Purchase and Sale Agreement by and among Wells Real Estate Fund XIII, L.P., Wells Real Estate Fund XIV, L.P. and AMB Institutional Alliance Fund III, L.P. for the 7500 Setzler Parkway Building (Exhibit 10.22 to Form 10-K of Wells Real Estate Fund XIII, L.P., for the fiscal year ended December 31, 2006, Commission File No. 0-49633)

*10.2	Purchase and Sale Agreement for Randstad Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P., for the period ending March 31, 2007, Commission File No. 0-49633)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	previously filed and incorporated herein by reference