Form 10-Q
period 2007-06-30
WELLS REAL ESTATE FUND XIV LP
filed 2007-08-10
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2007	December 31, 2006
REAL ESTATE, AT COST:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $471,210 and $352,715 as of June 30, 2007 and December 31, 2006, respectively	9,006,073	9,124,568
Intangible lease assets, less accumulated amortization of $648,747 and $486,470 as of June 30, 2007 and December 31, 2006, respectively	1,022,349	1,184,626

Total real estate assets	12,499,352	12,780,124

Investment in joint venture	5,109,411	11,964,022
Cash and cash equivalents	9,814,499	518,790
Tenant receivables	146,378	94,182
Due from joint venture	148,150	292,107
Other assets	58,638	5,183
Deferred leasing costs, less accumulated amortization of $1,132,332 and $855,544 as of June 30, 2007 and December 31, 2006, respectively	1,647,043	1,923,831
Deferred projects costs	3,747	4,290

Total assets	$29,427,218	$27,582,529

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$63,952	$78,521
Deferred income	38,155	66,911
Due to affiliates	13,730	7,816
Partnership distributions payable	444,825	538,210

Total liabilities	560,662	691,458

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 2,636,002 and 2,609,502 units issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	23,112,435	22,916,931
Tax Preferred – 838,121 and 864,621 units issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	5,754,121	3,974,140
General partners	0	0

Total partners’ capital	28,866,556	26,891,071

Total liabilities and partners’ capital	$29,427,218	$27,582,529

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Rental income	$288,549	$288,550	$577,097	$555,534
Tenant reimbursements	138,500	109,589	314,006	226,622
Interest and other income	106,605	4,915	150,481	27,043

Total revenues	533,654	403,054	1,041,584	809,199

EXPENSES:
Property operating costs	130,903	114,508	267,975	223,119
Management and leasing fees	20,171	18,042	37,727	35,908
Depreciation	59,259	59,236	118,495	118,992
Amortization	217,976	217,976	435,951	430,425
General and administrative	45,129	40,070	90,102	81,814

Total expenses	473,438	449,832	950,250	890,258

EQUITY IN INCOME OF JOINT VENTURE	1,590,036	138,262	2,839,411	282,699

NET INCOME	$1,650,252	$91,484	$2,930,745	$201,640

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$470,694	$542,436	$1,027,667	$1,098,254

TAX PREFERRED	$1,179,558	$(450,952)	$1,903,078	$(896,614)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.18	$ 0.21	$0.39	$ 0.42

TAX PREFERRED	$1.41	$(0.52)	$2.27	$(1.01)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,636,002	2,610,502	2,635,252	2,589,749

TAX PREFERRED	838,121	863,621	838,871	884,374

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Limited Partners					Total Partners’ Capital
	Cash Preferred		Tax Preferred		General Partners
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	2,568,697	$22,684,511	905,426	$5,935,160	$0	$28,619,671

Cash preferred conversion elections	(22,500)	(197,529)	22,500	197,529	0	0
Tax preferred conversion elections	63,305	362,419	(63,305)	(362,419)	0	0
Net income (loss)	0	2,212,221	0	(1,796,130)	0	416,091
Distributions of operating cash flow ($0.82 per weighted-average Cash Preferred Unit)	0	(2,144,691)	0	0	0	(2,144,691)

BALANCE, December 31, 2006	2,609,502	22,916,931	864,621	3,974,140	0	26,891,071

Tax preferred conversion elections	26,500	123,097	(26,500)	(123,097)	0	0
Net income	0	1,027,667	0	1,903,078	0	2,930,745
Distributions of operating cash flow ($0.36 per weighted-average Cash Preferred Unit)	0	(955,260)	0	0	0	(955,260)

BALANCE, June 30, 2007	2,636,002	$23,112,435	838,121	$5,754,121	$0	$28,866,556

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,930,745	$201,640
Operating distributions received from joint venture	533,306	572,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,495	118,992
Amortization	439,065	433,020
Equity in income of joint venture	(2,839,411)	(282,699)
Changes in assets and liabilities:
Increase in tenant receivables	(52,196)	(25,315)
Increase in other assets	(53,455)	(8,910)
(Decrease) increase in accounts payable, accrued expenses and refundable security deposits	(14,569)	32,487
(Decrease) increase in deferred income	(28,756)	39,169
Increase in due to affiliates	5,914	188

Net cash provided by operating activities	1,039,138	1,080,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint venture	9,335,057	0
Investment in joint venture	(29,841)	0
Investment in real estate	0	(4,202,404)

Net cash provided by (used in) investing activities	9,305,216	(4,202,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(1,048,645)	(1,011,486)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,295,709	(4,133,244)

CASH AND CASH EQUIVALENTS, beginning of period	518,790	4,619,908

CASH AND CASH EQUIVALENTS, end of period	$9,814,499	$486,664

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to investment in real estate assets	$0	$178,741

Deferred project costs contributed to joint venture	$543	$0

Partnership distributions payable	$444,825	$538,416

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director and sole owner of WREF. The Partnership was formed on October 25, 2002 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

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

As of June 30, 2007, residual net offering proceeds of approximately $73,000 are being held as reserves to fund future capital improvements at the properties described below.

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

On April 24, 2007, Fund XIII-XIV Associates sold the Randstad – Atlanta Building to an unrelated third party for a gross sale price of $9,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,738,000 and was allocated a gain of approximately $1,547,000, which may be adjusted as additional information becomes available in subsequent periods.

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

Other Assets

Other assets as of June 30, 2007 and December 31, 2006 are comprised of the following items:

	June 30, 2007	December 31, 2006
Interest receivable	$41,080	$1,704
Prepaid property insurance	15,878	3,479
Prepaid expense	1,680	0

Total	$58,638	$5,183

Interest receivable represents interest earned during the period presented, which will be received in the following month. Prepaid property insurance is recognized in the period in which coverage is provided. Prepaid expenses are recognized in the period in which services are provided. Balances without a future economic benefit are written off as they are identified.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies

and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. SOP 07-1 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently in the process of evaluating the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements, however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

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

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months and six months ended June 30, 2007 and 2006, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XIII-XIV Associates	$353,638	$381,372	$79,381	$110,702	$2,937,765	$151,655	$3,017,146	$262,357

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XIII-XIV Associates	$715,346	$778,181	$182,097	$225,796	$5,205,779	$310,634	$5,387,876	$536,430

The Partnership allocates its share of earnings generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Venture are provided below:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-XIV Associates	$103,834	$5,101,945	$5,205,779	$310,634	$0	$310,634

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of June 30, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Venture for the three months ended June 30, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the properties owned through the Joint Venture and, accordingly, included in equity in income of joint venture in accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership incurred management and leasing fees and lease acquisition costs from properties owned directly and through the Joint Venture of $17,457 and $14,615 for the three months ended June 30, 2007 and 2006, respectively, and $36,380 and $40,897 for the six months ended June 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management directly for administrative expenses of $21,373 and $18,725 for the three months ended June 30, 2007 and 2006, respectively, and $44,441 and $36,873 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, due to affiliates represents administrative reimbursements due to Wells Capital and/or Wells Management.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

During the offering period, the Partnership incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership applied deferred project costs of $543 and $0 upon investing in the Joint Venture during the three months ended June 30, 2007 and 2006, respectively, and $543 and $178,741 upon investing in the Joint Venture and real estate assets during the six months ended June 30, 2007 and 2006, respectively.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Wells REIT. As of June 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”) filed a putative class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III and Wells Capital, our General Partners, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Wells REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. The plaintiff filed an amended class action and derivative complaint on June 27, 2007. The amended complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Wells REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Wells REIT. The defendants have until August 13, 2007 to respond. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction, noting that the alleged conduct could be evaluated through the “normal path of litigation.” Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The sale of 7500 Setzler Parkway generated net sale proceeds to the Partnership of approximately $4,597,000. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in August 2007 of approximately $4,590,000 to the limited partners of record as of June 30, 2007, which under the terms of the partnership agreement does not include limited partners acquiring units after March 31, 2007.

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

Portfolio Overview

We are in the holding phase of our life cycle. Following the disposition of the Randstad – Atlanta Building in April 2007, we currently own a 100% interest in two properties and a partial interest in one additional property, which are all leased to tenants in the beginning to middle of their lease terms. The sale of the Randstad – Atlanta Building leveraged the remaining six years of the sole tenant’s lease term in the current capital market environment to produce what we believe was an exceptional sale price. The sale price reflects a significant increase in value over the holding period. Our focus in the near-term is to maintain the high occupancy level of the portfolio and to maximize operating performance in each of our assets in order to deliver what we believe will be greater overall performance for our investors.

In May 2007, Fund XIII-XIV Associates completed a lease amendment with one of the tenants at the Siemens – Orlando Building, Etour and Travel, Inc. (“Etour”), which extended the termination date from November 30, 2007 to November 30, 2012. Etour leases approximately 9,900 square feet (or approximately 12% of the building).

Operating distributions payable to the limited partners holding Cash Preferred Units for the second quarter of 2007 decreased slightly as compared to the first quarter of 2007 due to reduced operating cash flows as a result of the recent property sales. We anticipate that operating distributions will remain at similar levels in the near-term.

In August 2007, the General Partners distributed net sale proceeds from the sale of 7500 Setzler Parkway of approximately $4,590,000 to limited partners. As a result of the recent property sales, we anticipate distributing net sale proceeds of approximately $4,700,000 in November 2007 from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building.

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

Short-Term Liquidity

We generated net operating cash flows, including operating distributions received from the Joint Venture, of approximately $1,039,000. Such operating cash flows and cash on hand were used to pay operating distributions of approximately $1,049,000 to Cash Preferred limited partners. Distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The majority of such operating cash flows were used to pay operating distributions to limited partners. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture or the directly owned properties, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs, and other capital improvements for properties owned by the Partnership or the Joint Venture. We anticipate that operating distributions to limited partners will remain at similar levels in the near-term. During 2007, we also received net proceeds of approximately $9,335,000 from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $561,000, as of June 30, 2007.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated by the Joint Venture and our directly owned properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Venture or directly by the Partnership. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements and to pay operating distributions to our limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Venture, which are dependent upon the net operating income generated by the Joint Venture’s remaining property, and our directly owned properties, less reserves for known capital expenditures.

As of June 30, 2007, the Partnership holds investor proceeds of approximately $73,000. We anticipate using such reserves to fund future capital improvements at our properties.

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

As of June 30, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2007	Undistributed Net Sale Proceeds as of June 30, 2007
				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$0	—	$0	$4,597,063
Randstad – Atlanta Building (sold in 2007)	$8,990,500	52.7%	4,737,994	0	—	$0	4,737,994

Total			$9,335,057	$0		$0	$9,335,057

In August 2007, net sale proceeds of approximately $4,590,000 from the sale of 7500 Setzler Parkway were distributed to the limited partners. Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of net sale proceeds of approximately $45,000. Accordingly, our General Partners anticipate distributing net sale proceeds of approximately $4,700,000 in November 2007 from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building, as further discussed below.

Contractual Obligations and Commitments

In June 2007, our General Partners announced their intention to distribute net sale proceeds from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building of approximately $4,700,000 in November 2007 to the limited partners of record as of September 30, 2007, which under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2007.

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

Results of Operations

Comparison of the three months ended June 30, 2006 versus the three months ended June 30, 2007

Rental income remained stable at $288,550 for the three months ended June 30, 2006 and $288,549 for the three months ended June 30, 2007. Tenant reimbursements increased from $109,589 for the three months ended

June 30, 2006 to $138,500 for the three months ended June 30, 2007, primarily as a result of an adjustment to operating expense reimbursement billings at 150 Apollo Drive made in the second quarter of 2006. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. Given the stability of the properties in which we own direct interests, we anticipate that rental income and tenant reimbursements will remain at similar levels in the future.

Interest and other income increased from $4,915 for the three months ended June 30, 2006 to $106,605 for the three months ended June 30, 2007, primarily as a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007, as well as an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

Property operating costs increased from $114,508 for the three months ended June 30, 2006 to $130,903 for the three months ended June 30, 2007, primarily as a result of an increase in property taxes at 150 Apollo Drive. Management and leasing fees remained relatively stable at $18,042 for the three months ended June 30, 2006 and $20,171 for the three months ended June 30, 2007. Given the stability of the properties in which we own direct interests, we expect property operating costs and management and leasing fees to remain at similar levels in the future.

Depreciation expense remained relatively stable at $59,236 for the three months ended June 30, 2006 and $59,259 for the three months ended June 30, 2007, and amortization expense remained stable at $217,976 for the three months ended June 30, 2006 and 2007. Given the stability of the properties in which we own direct interests, we expect depreciation expense and amortization expense to remain at similar levels in the future.

General and administrative expenses increased from $40,070 for the three months ended June 30, 2006 to $45,129 for the three months ended June 30, 2007, primarily as a result of an increase in administrative costs. We anticipate additional increases in administrative expenses in future periods related to compliance with additional reporting and regulatory requirements.

Equity in income of the Joint Venture increased from $138,262 for the three months ended June 30, 2006 to $1,590,036 for the three months ended June 30, 2007, primarily as a result of the gain recognized on the sale of the Randstad – Atlanta Building in April 2007, partially offset by a decline in operating income resulting from the aforementioned sale. We anticipate equity in income of the Joint Venture to decrease in the near term as a result of recognizing a nonrecurring gain on the sale of the Randstad – Atlanta Building in April 2007 along with a corresponding decline in operating income related to the aforementioned sale.

Comparison of the six months ended June 30, 2006 versus the six months ended June 30, 2007

Rental income increased from $555,534 for the six months ended June 30, 2006 to $577,097 for the six months ended June 30, 2007, primarily as a result of the acquisition of the 3675 Kennesaw Building on January 31, 2006. Tenant reimbursements increased from $226,622 for the six months ended June 30, 2006 to $314,006 for the six months ended June 30, 2007, primarily as a result of an adjustment to operating expense reimbursement billings at the 3675 Kennesaw Building and 150 Apollo Drive. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. Given the stability of the properties in which we own direct interests, we anticipate that rental income and tenant reimbursements will remain at similar levels in the future.

Interest and other income increased from $27,043 for the six months ended June 30, 2006 to $150,481 for the six months ended June 30, 2007, primarily as a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sales of 7500 Setzler Parkway in January 2007 and the Randstad –

Atlanta Building in April 2007, as well as an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

Property operating costs increased from $223,119 for the six months ended June 30, 2006 to $267,975 for the six months ended June 30, 2007, primarily as a result of an increase in property taxes at 150 Apollo Drive. Management and leasing fees remained relatively stable at $35,908 for the six months ended June 30, 2006 and $37,727 for the six months ended June 30, 2007. Given the stability of the properties in which we own direct interests, we expect property operating costs and management and leasing fees to remain at similar levels in the future.

Depreciation expense remained relatively stable at $118,992 for the six months ended June 30, 2006 and $118,495 for the six months ended June 30, 2007, and amortization expense remained relatively stable at $430,425 for the six months ended June 30, 2006 and $435,951 for the six months ended June 30, 2007. Given the stability of the properties in which we own direct interests, we expect depreciation expense and amortization expense to remain at similar levels in the future.

General and administrative expenses increased from $81,814 for the six months ended June 30, 2006 to $90,102 for the six months ended June 30, 2007, primarily as a result of an increase in administrative costs. We anticipate additional increases in administrative expenses in future periods related to compliance with additional reporting and regulatory requirements.

Equity in income of the Joint Venture increased from $282,699 for the six months ended June 30, 2006 to $2,839,411 for the six months ended June 30, 2007, primarily as a result of the gain recognized on the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007, partially offset by a decline in operating income resulting from the aforementioned sales. We anticipate equity in income of the Joint Venture to decrease in the near-term as a result of recognizing a nonrecurring gain on the recent property sales along with a corresponding decline in operating income related to the aforementioned sales.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of June 30, 2007.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management and Wells Investment Securities, Inc. (“WIS”), affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, WIS and their affiliates for selling commissions, dealer-manager fees, acquisition and advisory fees, reimbursements for acquisition expenses, reimbursements for organizational and offering expenses, asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Potential Tax Impact on Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Under the limitations of Section 470, passive losses allocable to limited partners are only able to be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In

December 2005, the IRS extended the period for this transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Thus, we believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership which were acquired prior to March 12, 2004; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470. In addition, since the Partnership acquired its interests in 7500 Setzler Parkway, 150 Apollo Drive and the 3675 Kennesaw Building after March 12, 2004, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units attributable to the properties acquired by the Partnership after March 12, 2004 may only be used to offset passive income generated from the same property (or potentially from other properties owned by the Partnership). Due to the technical nature of the Section 470 provisions and the recent effective date amendment language, as applicable to partnerships having both taxable and tax-exempt partners, and the lack of interpretive guidance available thereunder either by Regulation or administrative ruling, it is unclear whether tax-exempt use losses attributable to Partnership properties acquired after the effective date of Section 470 can be utilized to offset any net income allocable to Partnership properties acquired prior to such effective date.

Subsequent Event

The sale of 7500 Setzler Parkway generated net sale proceeds to the Partnership of approximately $4,597,000. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in August 2007 of approximately $4,590,000 to the limited partners of record as of June 30, 2007, which under the terms of the partnership agreement does not include limited partners acquiring units after March 31, 2007.

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

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2007	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2007	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIV, L.P.

Exhibit No.	Description

*10.1	Purchase and Sale Agreement for Randstad - Atlanta Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P., for the period ending March 31, 2007, Commission File No. 0-49633)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	previously filed and incorporated herein by reference