Form 10-Q
period 2007-09-30
WELLS REAL ESTATE FUND XIV LP
filed 2007-11-09
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2007	December 31, 2006
REAL ESTATE, AT COST:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $530,425 and $352,715 as of September 30, 2007 and December 31, 2006, respectively	8,946,858	9,124,568
Intangible lease assets, less accumulated amortization of $729,885 and $486,470 as of September 30, 2007 and December 31, 2006, respectively	941,211	1,184,626

Total real estate assets	12,358,999	12,780,124

Investment in joint venture	5,028,484	11,964,022
Cash and cash equivalents	5,290,040	518,790
Tenant receivables	151,771	94,182
Due from joint venture	124,227	292,107
Other assets	34,866	5,183
Deferred leasing costs, less accumulated amortization of $1,270,727 and $855,544 as of September 30, 2007 and December 31, 2006, respectively	1,508,648	1,923,831
Deferred projects costs	3,747	4,290

Total assets	$24,500,782	$27,582,529

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$78,158	$78,521
Deferred income	38,145	66,911
Due to affiliates	19,278	7,816
Partnership distributions payable	469,508	538,210

Total liabilities	605,089	691,458

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 2,647,615 and 2,609,502 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	21,004,401	22,916,931
Tax Preferred – 826,508 and 864,621 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	2,891,292	3,974,140
General partners	0	0

Total partners’ capital	23,895,693	26,891,071

Total liabilities and partners’ capital	$24,500,782	$27,582,529

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES:
Rental income	$289,435	$288,549	$866,533	$844,082
Tenant reimbursements	135,341	141,020	449,347	367,642
Interest and other income	84,788	5,119	235,269	32,163

Total revenues	509,564	434,688	1,551,149	1,243,887

EXPENSES:
Property operating costs	120,709	125,899	388,683	349,017
Management and leasing fees	17,813	17,750	55,539	53,657
Depreciation	59,214	59,236	177,710	178,228
Amortization	217,976	217,976	653,927	648,402
General and administrative	44,205	40,767	134,307	122,581

Total expenses	459,917	461,628	1,410,166	1,351,885

EQUITY IN INCOME OF JOINT VENTURE	38,996	135,524	2,878,407	418,222

NET INCOME	$88,643	$108,584	$3,019,390	$310,224

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$447,120	$562,190	$1,474,788	$1,660,445

TAX PREFERRED	$(358,477)	$(453,606)	$1,544,602	$(1,350,221)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$ 0.17	$ 0.22	$0.56	$ 0.64

TAX PREFERRED	$(0.43)	$(0.52)	$1.85	$(1.54)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,647,615	2,609,502	2,639,373	2,596,334

TAX PREFERRED	826,508	864,621	834,750	877,790

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount

BALANCE, December 31, 2005	2,568,697	$22,684,511	905,426	$5,935,160	$0	$28,619,671

Cash preferred conversion elections	(22,500)	(197,529)	22,500	197,529	0	0
Tax preferred conversion elections	63,305	362,419	(63,305)	(362,419)	0	0
Net income (loss)	0	2,212,221	0	(1,796,130)	0	416,091
Distributions of operating cash flow ($0.82 per weighted-average Cash Preferred Unit)	0	(2,144,691)	0	0	0	(2,144,691)

BALANCE, December 31, 2006	2,609,502	22,916,931	864,621	3,974,140	0	26,891,071

Tax preferred conversion elections	38,113	202,825	(38,113)	(202,825)	0	0
Net income	0	1,474,788	0	1,544,602	0	3,019,390
Distributions of operating cash flow ($0.54 per weighted-average Cash Preferred Unit)	0	(1,424,768)	0	0	0	(1,424,768)
Distributions of net sale proceeds ($0.82 and $2.90 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(2,165,375)	0	(2,424,625)	0	(4,590,000)

BALANCE, September 30, 2007	2,647,615	$21,004,401	826,508	$2,891,292	$0	$23,895,693

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,019,390	$310,224
Operating distributions received from joint venture	681,457	869,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177,710	178,228
Amortization	658,598	652,554
Equity in income of joint venture	(2,878,407)	(418,222)
Changes in assets and liabilities:
Increase in tenant receivables	(57,589)	(34,886)
Increase in other assets	(29,683)	(7,166)
(Decrease) increase in accounts payable, accrued expenses and refundable security deposits	(363)	45,187
(Decrease) increase in deferred income	(28,766)	26,861
Increase (decrease) in due to affiliates	11,462	(497)

Net cash provided by operating activities	1,553,809	1,621,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint venture	9,336,163	0
Investment in joint venture	(35,252)	(3,718)
Investment in real estate	0	(4,202,404)

Net cash provided by (used in) investing activities	9,300,911	(4,206,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(1,493,470)	(1,549,901)
Net sale proceeds distributions paid to limited partners	(4,590,000)	0

Net cash used in financing activities	(6,083,470)	(1,549,901)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,771,250	(4,134,052)

CASH AND CASH EQUIVALENTS, beginning of period	518,790	4,619,908

CASH AND CASH EQUIVALENTS, end of period	$5,290,040	$485,856

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to investment in real estate assets	$0	$178,741

Deferred project costs contributed to joint venture	$543	$155

Partnership distributions payable	$469,508	$538,210

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (unaudited)

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

As of September 30, 2007, residual net offering proceeds of approximately $68,000 are being held as reserves to fund future capital improvements at the properties described below.

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

On April 24, 2007, Fund XIII-XIV Associates sold the Randstad – Atlanta Building to an unrelated third party for a gross sale price of $9,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,739,000 and was allocated a gain of approximately $1,548,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the Financial Accounting Standards Board (“FASB”) elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

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

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months and nine months ended September 30, 2007 and 2006, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XIII-XIV Associates	$348,155	$378,301	$72,407	$98,190	$1,589	$158,970	$73,996	$257,160

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XIII-XIV Associates	$1,063,500	$1,156,483	$254,504	$323,986	$5,207,368	$469,604	$5,461,872	$793,590

The Partnership allocates its share of earnings generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sales, respectively. The components of income (loss) from discontinued operations recognized by the Joint Venture are provided below:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Operating Income	Gain on Sales	Total	Operating Income	Gain on Sales	Total
Fund XIII-XIV Associates	$103,322	$5,104,046	$5,207,368	$469,604	$0	$469,604

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of September 30, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Venture for the three months ended September 30, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the properties owned through the Joint Venture and, accordingly, included in equity in income of joint venture in accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership incurred management and leasing fees and lease acquisition costs from properties owned directly and through the Joint Venture of $14,413 and $21,454 for the three months ended September 30, 2007 and 2006, respectively, and $50,793 and $62,351 for the nine months ended September 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management directly for administrative expenses of $20,512 and $19,545 for the three months ended September 30, 2007 and 2006, respectively, and $64,953 and $56,418 for the nine months ended September 30, 2007 and 2006, respectively.

Due to Affiliates

As of September 30, 2007 and December 31, 2006, due to affiliates was comprised of the following items:

	September 30, 2007	December 31, 2006
Administrative reimbursements due to Wells Capital and/or Wells Management	$11,279	$6,939
Management and leasing fees due to Wells Management	7,999	877

	$19,278	$7,816

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

During the offering period, the Partnership incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership applied deferred project costs of $0 and $155 upon investing in the Joint Venture during the three months ended September 30, 2007 and 2006, respectively, and $543 and $178,896 upon investing in the Joint Venture and real estate assets during the nine months ended September 30, 2007 and 2006, respectively.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc. In addition, WREF guarantees unsecured debt of $160 million held by another WREF-sponsored product that is in the start-up phase of its operations. As of September 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, formerly known as Wells REIT, filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Leo F. Wells, III and Wells Capital, our General Partners, Wells Management, our property manager, certain affiliates of WREF, the directors of Piedmont REIT, and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a putative derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et. al., in the Superior Court of Fulton County, Georgia on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court granted the defendants’ motion for a protective order staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint, which is currently pending before the Court. Mr. Wells and Wells Capital intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The sales of 7500 Setzler Parkway and the Randstad – Atlanta Building generated aggregate net sale proceeds to the Partnership of approximately $9,336,000, of which approximately $4,590,000 has previously been distributed to the limited partners through September 30, 2007. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in November 2007 of approximately $4,700,000 to the limited partners of record as of September 30, 2007, which under the terms of the partnership agreement, did not include limited partners acquiring units after June 30, 2007.

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

Portfolio Overview

We are in the holding phase of our life cycle. We currently own a 100% interest in two properties and a partial interest in one additional property, all of which are now 100% leased. Our focus in the near-term is to maintain the high occupancy level of the portfolio and to maximize operating performance in each of our assets in order to deliver what we believe will be greater overall performance for our investors.

In August 2007, Fund XIII-XIV Associates completed a lease amendment with the majority tenant at the Siemens – Orlando Building, Siemens Shared Services, LLC (“Siemens”), which allowed the tenant to lease approximately 7,100 additional square feet at this building through September 2009.

Operating distributions payable to the limited partners holding Cash Preferred Units for the third quarter of 2007 increased slightly as compared to the second quarter of 2007. We anticipate that operating distributions will remain at similar levels in the near-term.

In August 2007, the General Partners distributed net sale proceeds from the sale of 7500 Setzler Parkway of approximately $4,590,000 to limited partners. In November 2007, the General Partners distributed net sale proceeds from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building of approximately $4,700,000 to limited partners.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and our post-closing involvement with buyers.

Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property sold on January 31, 2007.

•	The Randstad – Atlanta Building sold on April 24, 2007.

•	The Siemens – Orlando Building is located in Orlando, Florida. This asset is currently 100% leased to three tenants. The major lease to Siemens extends to 2009.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, is 100% leased to Avaya, Inc. until April 2010.

•	The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, is 100% leased to World Electric Supply, Inc. until October 2012.

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

Short-Term Liquidity

During the nine months ended September 30, 2007, we generated net operating cash flows, including operating distributions received from the Joint Venture, of approximately $1,554,000. Such operating cash flows were primarily used to pay operating distributions of approximately $1,493,000 to Cash Preferred limited partners. Distributions from the Joint Venture are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The majority of such operating cash flows were used to pay operating distributions to limited partners. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture or the directly owned properties, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs, and other capital improvements for properties owned by the Partnership or the Joint Venture. We anticipate that operating distributions to limited partners will remain at similar levels in the near-term. During the nine months ended September 30, 2007, we received aggregate net sale proceeds of approximately $9,336,000 from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building, of which approximately $4,590,000 has been distributed to the limited partners.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $605,000 as of September 30, 2007.

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

During the nine months ended September 30, 2007, we invested approximately $35,000 of investor proceeds in Fund XIII-XIV Associates to fund our pro-rata share of re-leasing costs incurred at the Siemens – Orlando Building and capital improvements at the Randstad – Atlanta Building. As of September 30, 2007, we hold investor proceeds of approximately $68,000. We anticipate using such reserves to fund future capital improvements at our properties.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose. Historically, our investment strategy generally involves acquiring properties that are preleased to creditworthy tenants on an all-cash basis either directly by the Partnership or through the Joint Venture.

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

As of September 30, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2007	Undistributed Net Sale Proceeds as of September 30, 2007
				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$0	—	$4,590,000	$7,063

Randstad –Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	0	—	0	4,739,100

Total			$9,336,163	$0		$4,590,000	$4,746,163

In August 2007, net sale proceeds of approximately $4,590,000 from the sale of 7500 Setzler Parkway were distributed to the limited partners. We also distributed net sale proceeds of approximately $4,700,000 from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building in November 2007. Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of the remaining net sale proceeds of approximately $46,000.

Results of Operations

Comparison of the three months ended September 30, 2006 versus the three months ended September 30, 2007

Rental income at the properties we own directly remained relatively stable at $288,549 for the three months ended September 30, 2006 and $289,435 for the three months ended September 30, 2007. Tenant reimbursements at the properties we own directly remained relatively stable at $141,020 for the three months ended September 30, 2006 and $135,341 for the three months ended September 30, 2007. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. Given the stability of the properties we own directly, we anticipate that rental income and tenant reimbursements will remain at similar levels in the future.

Interest and other income increased from $5,119 for the three months ended September 30, 2006 to $84,788 for the three months ended September 30, 2007, primarily as a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007, partially offset by the distribution of net sale proceeds to the limited partners in August 2007. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

Property operating costs at the properties we own directly remained relatively stable at $125,899 for the three months ended September 30, 2006 and $120,709 for the three months ended September 30, 2007. Management and leasing fees at the properties we own directly remained relatively stable at $17,750 for the three months ended September 30, 2006 and $17,813 for the three months ended September 30, 2007. Given the stability of the properties we own directly, we expect property operating costs and management and leasing fees to remain at similar levels in the future.

Depreciation expense remained relatively stable at $59,236 for the three months ended September 30, 2006 and $59,214 for the three months ended September 30, 2007, and amortization expense remained stable at $217,976 for the three months ended September 30, 2006 and 2007. Given the stability of the properties we own directly, we expect depreciation expense and amortization expense to remain at similar levels in the future.

General and administrative expenses increased from $40,767 for the three months ended September 30, 2006 to $44,205 for the three months ended September 30, 2007, primarily as a result of an increase in accounting fees, substantially all of which resulted from reporting and regulatory requirements. We anticipate additional increases in administrative expenses in future periods related to compliance with additional reporting and regulatory requirements.

Equity in income of the Joint Venture decreased from $135,524 for the three months ended September 30, 2006 to $38,996 for the three months ended September 30, 2007, primarily as a result of a decline in operating income resulting from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building. We anticipate equity in income of the Joint Venture to increase as a result of the lease amendment executed at the Siemens – Orlando Building in August 2007, which resulted in an increase in space leased.

Comparison of the nine months ended September 30, 2006 versus the nine months ended September 30, 2007

Rental income at the properties we own directly increased from $844,082 for the nine months ended September 30, 2006 to $866,533 for the nine months ended September 30, 2007, primarily as a result of the acquisition of the 3675 Kennesaw Building on January 31, 2006. Tenant reimbursements at the properties we own directly increased from $367,642 for the nine months ended September 30, 2006 to $449,347 for the nine months ended September 30, 2007, primarily as a result of an adjustment to operating expense reimbursement billings at the 3675 Kennesaw Building and 150 Apollo Drive. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. Given the stability of the properties we own directly, we anticipate that rental income and tenant reimbursements will remain at similar levels in the future.

Interest and other income increased from $32,163 for the nine months ended September 30, 2006 to $235,269 for the nine months ended September 30, 2007, primarily as a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007, partially offset by the distribution of net sale proceeds to the limited partners in August 2007. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

Property operating costs at the properties we own directly increased from $349,017 for the nine months ended September 30, 2006 to $388,683 for the nine months ended September 30, 2007, primarily as a result of an increase in property taxes at 150 Apollo Drive. Management and leasing fees at the properties we owned directly remained relatively stable at $53,657 for the nine months ended September 30, 2006 and $55,539 for the nine months ended September 30, 2007. Given the stability of the properties we own directly, we expect property operating costs and management and leasing fees to remain at similar levels in the future.

Depreciation expense remained relatively stable at $178,228 for the nine months ended September 30, 2006 and $177,710 for the nine months ended September 30, 2007, and amortization expense remained relatively stable at $648,402 for the nine months ended September 30, 2006 and $653,927 for the nine months ended September 30, 2007. Given the stability of the properties we own directly, we expect depreciation expense and amortization expense to remain at similar levels in the future.

General and administrative expenses increased from $122,581 for the nine months ended September 30, 2006 to $134,307 for the nine months ended September 30, 2007, primarily as a result of an increase in administrative costs, substantially all of which resulted from reporting and regulatory requirements. We anticipate additional increases in administrative expenses in future periods related to compliance with additional reporting and regulatory requirements.

Equity in income of the Joint Venture increased from $418,222 for the nine months ended September 30, 2006 to $2,878,407 for the nine months ended September 30, 2007, primarily as a result of the gain recognized on the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007, partially offset by a decline in operating income resulting from the aforementioned sales. Equity in income of the Joint Venture for the nine months ended September 30, 2007 includes the non-recurring gains from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building. Accordingly, we do not expect such equity in income of the Joint Venture to be comparable in future periods.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of September 30, 2007.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Partnership or the Joint Venture and net income of the Partnership.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

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

Subsequent Event

The sales of 7500 Setzler Parkway and the Randstad – Atlanta Building generated aggregate net sale proceeds to the Partnership of approximately $9,336,000, of which approximately $4,590,000 has previously been distributed to the limited partners through September 30, 2007. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in November 2007 of approximately $4,700,000 to the limited partners of record as of September 30, 2007, which under the terms of the partnership agreement, did not include limited partners acquiring units after June 30, 2007.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 8, 2007	/S/ DOUGLAS P. WILLIAMS
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