Form 10-Q
period 2008-06-30
WELLS REAL ESTATE FUND XIV LP
filed 2008-08-11
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                          to

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2008	December 31, 2007
REAL ESTATE, AT COST:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $708,134 and $589,661 as of June 30, 2008 and December 31, 2007, respectively	8,769,149	8,887,622
Intangible lease assets, less accumulated amortization of $973,301 and $811,024 as of June 30, 2008 and December 31, 2007, respectively	697,795	860,072

Total real estate assets	11,937,874	12,218,624

Investment in joint venture	4,787,456	4,942,774
Cash and cash equivalents	457,780	482,904
Tenant receivables	168,304	159,953
Due from joint venture	142,037	175,626
Other assets	10,346	5,889
Deferred leasing costs, less accumulated amortization of $1,685,909 and $1,409,121 as of June 30, 2008 and December 31, 2007, respectively	1,093,466	1,370,254
Deferred projects costs	2,821	2,821

Total assets	$18,600,084	$19,358,845

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$69,410	$70,592
Deferred income	0	7,787
Due to affiliates	15,013	9,047
Partnership distributions payable	208,403	412,613

Total liabilities	292,826	500,039

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 2,648,615 units and 2,647,615 units issued and outstanding as of June 30, 2008 and December 31, 2007	17,705,677	17,548,501
Tax Preferred – 825,508 units and 826,508 units issued and outstanding as of June 30, 2008 and December 31, 2007	601,581	1,310,305
General partners	0	0

Total partners’ capital	18,307,258	18,858,806

Total liabilities and partners’ capital	$18,600,084	$19,358,845

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Rental income	$288,548	$288,549	$577,097	$577,097
Tenant reimbursements	141,335	138,500	339,034	314,006
Interest and other income	1,599	106,605	4,351	150,481

Total revenues	431,482	533,654	920,482	1,041,584

EXPENSES:
Property operating costs	128,066	130,903	309,082	267,975
Management and leasing fees	19,859	20,171	40,640	37,727
Depreciation	59,202	59,259	118,473	118,495
Amortization	217,976	217,976	435,951	435,951
General and administrative	43,218	45,129	105,080	90,102

Total expenses	468,321	473,438	1,009,226	950,250

EQUITY IN INCOME OF JOINT VENTURE	64,101	1,590,036	136,252	2,839,411

NET INCOME	$27,262	$1,650,252	$47,508	$2,930,745

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$380,144	$470,694	$755,076	$1,027,667

TAX PREFERRED	$(352,882)	$1,179,558	$(707,568)	$1,903,078

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$ 0.14	$0.18	$ 0.29	$0.39

TAX PREFERRED	$(0.43)	$1.41	$(0.86)	$2.27

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,648,615	2,636,002	2,648,115	2,635,252

TAX PREFERRED	825,508	838,121	826,008	838,871

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	2,609,502	$22,916,931	864,621	$3,974,140	$0	$26,891,071

Tax preferred conversion elections	38,113	202,825	(38,113)	(202,825)	0	0
Net income	0	1,907,531	0	1,187,580	0	3,095,111
Distributions of operating cash flow ($0.70 per weighted-average Cash Preferred Unit)	0	(1,837,376)	0	0	0	(1,837,376)
Distributions of net sale proceeds ($2.14 and $4.38 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(5,641,410)	0	(3,648,590)	0	(9,290,000)

BALANCE, December 31, 2007	2,647,615	17,548,501	826,508	1,310,305	0	18,858,806

Tax preferred conversion elections	1,000	1,156	(1,000)	(1,156)	0	0
Net income (loss)	0	755,076	0	(707,568)	0	47,508
Distributions of operating cash flow ($0.23 per weighted-average Cash Preferred Unit)	0	(599,056)	0	0	0	(599,056)

BALANCE, June 30, 2008	2,648,615	$17,705,677	825,508	$601,581	$0	$18,307,258

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,508	$2,930,745
Operating distributions received from joint venture	325,159	533,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,473	118,495
Amortization	439,065	439,065
Equity in income of joint venture	(136,252)	(2,839,411)
Changes in assets and liabilities:
Increase in tenant receivables	(8,351)	(52,196)
Increase in other assets	(4,457)	(53,455)
Decrease in accounts payable and accrued expenses	(1,182)	(14,569)
Decrease in deferred income	(7,787)	(28,756)
Increase in due to affiliates	5,966	5,914

Net cash provided by operating activities	778,142	1,039,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint venture	0	9,335,057
Investment in joint venture	0	(29,841)

Net cash provided by investing activities	0	9,305,216

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(803,266)	(1,048,645)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,124)	9,295,709

CASH AND CASH EQUIVALENTS, beginning of period	482,904	518,790

CASH AND CASH EQUIVALENTS, end of period	$457,780	$9,814,499

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs contributed to joint venture	$0	$543

Partnership distributions payable	$208,403	$444,825

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on October 25, 2002 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of which class of unit is selected.

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

As of June 30, 2008, residual net offering proceeds of approximately $68,000 are being held as reserves to fund future capital improvements at the properties described below.

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

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months and six months ended June 30, 2008 and 2007, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund XIII-XIV Associates	$396,284	$353,638	$121,023	$79,381	$611	$2,937,765	$121,634	$3,017,146

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund XIII-XIV Associates	$788,462	$715,346	$257,535	$182,097	$1,008	$5,205,779	$258,543	$5,387,876

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Venture are provided below:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-XIV Associates	$1,008	$0	$1,008	$103,834	$5,101,945	$5,205,779

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of June 30, 2008 and December 31, 2007 represents operating cash flow generated by the Joint Venture for the three months ended June 30, 2008 and December 31, 2007, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the properties owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership incurred management and leasing fees and lease acquisition costs from properties owned directly and through the Joint Venture of $14,478 and $17,457 for the three months ended June 30, 2008 and 2007, respectively, and $30,220 and $36,380 for the six months ended June 30, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $23,022 and $21,373 payable to Wells Capital and Wells Management for the three months ended June 30, 2008 and 2007, respectively, and $47,492 and $44,441 for the six months ended June 30, 2008 and 2007, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a quarterly basis.

Due to Affiliates

As of June 30, 2008 and December 31, 2007, due to affiliates was comprised of the following items:

	June 30, 2008	December 31, 2007
Administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management	$11,489	$6,836
Management and leasing fees due to Wells Management	3,524	2,211

	$15,013	$9,047

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, during 2007, WREF guaranteed certain debt of another WREF-sponsored product that is in the start-up phase of its operations. As of June 30, 2008, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

As of July 31, 2008, the amount of the debt guaranteed by WREF was equal to approximately $106.9 million.

The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership’s results of operations. The Partnership is not currently aware of any reason why its existing tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to the plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss.

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

Operating distributions payable to the limited partners holding Cash Preferred Units for the second quarter of 2008 decreased compared to the level paid in the prior quarter. We anticipate that operating distributions may decline or be reserved in the near term as a result of our intention to fund our pro-rata share of anticipated re-leasing costs and capital improvements at the Siemens – Orlando Building and 150 Apollo Drive as existing leases expire at these properties.

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

Information relating to the properties owned by the Partnership or the Joint Venture is presented below:

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

Short-Term Liquidity

During the six months ended June 30, 2008, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $778,000. Such operating cash flows are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows and cash on hand to fund operating distributions of approximately $803,000 to Cash Preferred limited partners during the six months ended June 30, 2008. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs for our share of tenant re-leasing costs, and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that operating distributions from the Joint Venture will remain at similar levels in the near term.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $293,000 as of June 30, 2008.

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

As of June 30, 2008, we held investor proceeds of approximately $68,000. We anticipate using such reserves to fund future capital improvements at our properties.

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

Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership approximately one month following calendar quarter-ends. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, would then be utilized.

As of June 30, 2008, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2008	Undistributed Net Sale Proceeds as of June 30, 2008
				Amount	Purpose

7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$0	—	$4,597,063	$0

Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	0	—	4,692,937	46,163

Total			$9,336,163	$0		$9,290,000	$46,163

Upon evaluating the anticipated capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of the remaining net sale proceeds of approximately $46,000.

Results of Operations

Comparison of the three months ended June 30, 2008 versus the three months ended June 30, 2007

Rental income, tenant reimbursements, property operating costs, management and leasing fees, depreciation expense, amortization expense, and general and administrative expenses remained relatively stable for the three months ending June 30, 2008 and June 30, 2007. Given the stability of the properties we own directly, we anticipate that rental income, tenant reimbursements, property operating costs, management and leasing fees, depreciation expense, amortization expense, and general and administrative expenses will remain at similar levels in the future.

Interest and other income was $1,599 and $106,605 for the three months ended June 30, 2008 and 2007, respectively. The decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods due to the distribution of net sale proceeds to the limited partners in August 2007 and November 2007, as well as a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future property dispositions and net sale proceeds distributions to the limited partners.

Equity in income of Joint Venture was $64,101 and $1,590,036 for the three months ended June 30, 2008 and 2007, respectively. The decrease is primarily a result of the gain recognized on the sale of the Randstad – Atlanta Building in April 2007 and a decline in operating income resulting from the aforementioned sale. We anticipate equity in income of Joint Venture to remain at similar levels in the near term.

Comparison of the six months ended June 30, 2008 versus the six months ended June 30, 2007

Rental income, tenant reimbursements, management and leasing fees, depreciation expense, and amortization expense remained relatively stable for the six months ending June 30, 2008 and June 30, 2007. Given the stability of the properties we own directly, we anticipate that rental income, management and leasing fees, depreciation expense, and amortization expense will remain at similar levels in the future.

Interest and other income was $4,351 and $150,481 for the six months ended June 30, 2008 and 2007, respectively. The decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods due to the distribution of net sale proceeds to the limited partners in August 2007 and November 2007, as well as a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future property dispositions and net sale proceeds distributions to the limited partners.

Property operating costs at the properties we own directly were $309,082 and $267,975 for the six months ended June 30, 2008 and 2007, respectively. The increase is primarily a result of an increase in snow and ice removal costs at 150 Apollo Drive due to weather conditions. Given the stability of the properties we own directly, we expect property operating costs to remain at similar levels in the future.

General and administrative expenses were $105,080 and $90,102 for the six months ended June 30, 2008 and 2007, respectively. The increase is primarily a result of an increase in accounting fees, administrative costs, and printing costs, incurred in connection with reporting and regulatory requirements. We anticipate additional increases in administrative expenses in future periods related to compliance with additional reporting and regulatory requirements.

Equity in income of Joint Venture was $136,252 and $2,839,411 for the six months ended June 30, 2008 and 2007, respectively. The decrease is primarily a result of the gains recognized on the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007 and a decline in operating income resulting from the aforementioned sales. We anticipate equity in income of Joint Venture to remain at similar levels in the near term.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to help protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of June 30, 2008.

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

During the three months ended June 30, 2008 and 2007, the Partnership recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended June 30:
2008	$1,557	$79,582	$138,394

2007	$1,557	$79,582	$138,394

During the six months ended June 30, 2008 and 2007, the Partnership recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the six months ended June 30:
2008	$3,114	$159,163	$276,788

2007	$3,114	$159,163	$276,788

As of June 30, 2008 and December 31, 2007, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
June 30, 2008	$42,045	$1,629,051	$2,779,375

December 31, 2007	$42,045	$1,629,051	$2,779,375

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ending December 31:
2008	$3,115	$159,162	$276,789
2009	6,229	318,325	553,577
2010	6,229	129,364	205,478
2011	6,229	34,883	31,430
2012	5,190	29,069	26,192
Thereafter	0	0	0

	$26,992	$670,803	$1,093,466

Weighted-Average Amortization Period	4 years	2 years	2 years

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

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through November 30, 2009, one of the tenants at the Siemens – Orlando Building, Etour and Travel, Inc., has the right to request tenant improvements of up to approximately $79,000, which would be required to be funded by Fund XIII-XIV Associates. Fund XIII-XIV Associates has not received a request to utilize any such funds to date.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 8, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2008	/s/ DOUGLAS P. WILLIAMS
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