Form 10-Q
period 2008-09-30
WELLS REAL ESTATE FUND XIV LP
filed 2008-11-07
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 along with Item 1A. of Part II of this report for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIV, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2008	December 31, 2007
REAL ESTATE, AT COST:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $767,371 and $589,661 as of September 30, 2008 and December 31, 2007, respectively	8,709,912	8,887,622
Intangible lease assets, less accumulated amortization of $1,054,439 and $811,024 as of September 30, 2008 and December 31, 2007, respectively	616,657	860,072

Total real estate assets	11,797,499	12,218,624

Investment in joint venture	4,780,780	4,942,774
Cash and cash equivalents	679,186	482,904
Tenant receivables	185,944	159,953
Due from joint venture	71,310	175,626
Other assets	10,250	5,889
Deferred leasing costs, less accumulated amortization of $1,824,304 and $1,409,121 as of September 30, 2008 and December 31, 2007, respectively	955,071	1,370,254
Deferred projects costs	2,821	2,821

Total assets	$18,482,861	$19,358,845

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$102,381	$70,592
Deferred income	31,561	7,787
Due to affiliates	9,891	9,047
Partnership distributions payable	0	412,613

Total liabilities	143,833	500,039

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 2,648,615 units and 2,647,615 units issued and outstanding as of September 30, 2008 and December 31, 2007	18,088,234	17,548,501
Tax Preferred – 825,508 units and 826,508 units issued and outstanding as of September 30, 2008 and December 31, 2007	250,476	1,310,305
General partners	318	0

Total partners’ capital	18,339,028	18,858,806

Total liabilities and partners’ capital	$18,482,861	$19,358,845

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Rental income	$288,549	$289,435	$865,646	$866,533
Tenant reimbursements	158,685	135,341	497,719	449,347
Interest and other income	1,574	84,788	5,926	235,269

Total revenues	448,808	509,564	1,369,291	1,551,149

EXPENSES:
Property operating costs	133,962	115,689	428,609	371,700
Management and leasing fees	20,822	17,813	61,462	55,539
Depreciation	59,237	59,214	177,710	177,710
Amortization	217,975	217,976	653,926	653,927
General and administrative	49,677	49,225	169,192	151,290

Total expenses	481,673	459,917	1,490,899	1,410,166

EQUITY IN INCOME OF JOINT VENTURE	64,634	38,996	200,886	2,878,407

NET INCOME	$31,769	$88,643	$79,278	$3,019,390

NET INCOME (LOSS) ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$382,556	$447,120	$1,137,633	$1,474,788

TAX PREFERRED LIMITED PARTNERS	$(351,105)	$(358,477)	$(1,058,673)	$1,544,602

GENERAL PARTNERS	$318	$0	$318	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$ 0.14	$ 0.17	$ 0.43	$0.56

TAX PREFERRED	$(0.43)	$(0.43)	$(1.28)	$1.85

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,648,615	2,647,615	2,648,282	2,639,373

TAX PREFERRED	825,508	826,508	825,841	834,750

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Limited Partners					Total Partners’ Capital
	Cash Preferred		Tax Preferred		General Partners
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	2,609,502	$22,916,931	864,621	$3,974,140	$0	$26,891,071

Tax preferred conversion elections	38,113	202,825	(38,113)	(202,825)	0	0
Net income	0	1,907,531	0	1,187,580	0	3,095,111
Distributions of operating cash flow ($0.70 per weighted-average Cash Preferred Unit)	0	(1,837,376)	0	0	0	(1,837,376)
Distributions of net sale proceeds ($2.14 and $4.38 per weighted- average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(5,641,410)	0	(3,648,590)	0	(9,290,000)

BALANCE, December 31, 2007	2,647,615	17,548,501	826,508	1,310,305	0	18,858,806

Tax preferred conversion elections	1,000	1,156	(1,000)	(1,156)	0	0
Net income (loss)	0	1,137,633	0	(1,058,673)	318	79,278
Distributions of operating cash flow ($0.23 per weighted-average Cash Preferred Unit)	0	(599,056)	0	0	0	(599,056)

BALANCE, September 30, 2008	2,648,615	$18,088,234	825,508	$250,476	$318	$18,339,028

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,278	$3,019,390
Operating distributions received from joint venture	467,196	681,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177,710	177,710
Amortization	658,598	658,598
Equity in income of joint venture	(200,886)	(2,878,407)
Changes in assets and liabilities:
Increase in tenant receivables	(25,991)	(57,589)
Increase in other assets	(4,361)	(29,683)
Increase (decrease) in accounts payable, accrued expenses and refundable security deposits	31,789	(363)
Increase (decrease) in deferred income	23,774	(28,766)
Increase in due to affiliates	844	11,462

Net cash provided by operating activities	1,207,951	1,553,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint venture	0	9,336,163
Investment in joint venture	0	(35,252)

Net cash provided by investing activities	0	9,300,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(1,011,669)	(1,493,470)
Net sale proceeds distributions paid to limited partners	0	(4,590,000)

Net cash used in financing activities	(1,011,669)	(6,083,470)

NET INCREASE IN CASH AND CASH EQUIVALENTS	196,282	4,771,250

CASH AND CASH EQUIVALENTS, beginning of period	482,904	518,790

CASH AND CASH EQUIVALENTS, end of period	$679,186	$5,290,040

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs contributed to joint venture	$0	$543

Partnership distributions payable	$0	$469,508

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (unaudited)

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

As of September 30, 2008, residual net offering proceeds of approximately $68,000 are being held as reserves to fund future capital improvements at the properties described below.

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

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, Fair Value Measurements, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Partnership beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Partnership’s financial statements to date; however, the Partnership is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

3.	INVESTMENT IN JOINT VENTURE

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months and nine months ended September 30, 2008 and 2007, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund XIII-XIV Associates	$394,970	$348,155	$122,646	$72,407	$0	$1,589	$122,646	$73,996

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund XIII-XIV Associates	$1,183,432	$1,063,500	$380,181	$254,504	$1,008	$5,207,368	$381,189	$5,461,872

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Venture are provided below:

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Operating Income	Gain on Sales	Total	Operating Income	Gain on Sales	Total
Fund XIII-XIV Associates	$1,008	$0	$1,008	$103,322	$5,104,046	$5,207,368

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of September 30, 2008 and December 31, 2007 represents operating cash flow generated by the Joint Venture for the three months ended September 30, 2008 and December 31, 2007, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the properties owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership incurred management and leasing fees and lease acquisition costs from properties owned directly and through the Joint Venture of $16,544 and $14,413 for the three months ended September 30, 2008 and 2007, respectively, and $46,764 and $50,793 for the nine months ended September 30, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $22,626 and $20,512 payable to Wells Capital and Wells Management for the three months ended September 30, 2008 and 2007, respectively, and $70,118 and $64,953 for the nine months ended September 30, 2008 and 2007, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.

Due to Affiliates

As of September 30, 2008 and December 31, 2007, due to affiliates was comprised of the following items:

	September 30, 2008	December 31, 2007
Administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management	$8,471	$6,836
Management and leasing fees due to Wells Management	1,420	2,211

	$9,891	$9,047

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, WREF guarantees debt of another WREF-sponsored product in the amount of approximately $76.1 million as of October 31, 2008. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

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

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. The appeal is currently pending in the Georgia Court of Appeals.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own a 100% interest in two properties and a partial interest in one additional property, all of which are currently 100% leased. Our focus in the near-term is to maintain the high occupancy level of our portfolio and maximize operating performance of each of our assets.

The third quarter 2008 operating distributions to limited partners were reserved. We anticipate that operating distributions will continue to be reserved in the near term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the Siemens – Orlando Building and 150 Apollo Drive, as the existing leases expire at these properties.

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

The Impact of Current Economic Conditions on our Portfolio

The fundamentals of the U.S. office real estate market continue to weaken due to dislocation in the financial services industry and have been recently exacerbated by the global financial crisis. During the nine months ended September 30, 2008, national vacancy rates rose steadily by approximately 90 basis points to 14.1%. During

October 2008, vacancy rates have continued to increase as have sublease inventory levels. Rising sublease inventories will create additional competition for landlords with direct space and, thus, will result in downward pressure on the rents that landlords are able to achieve with new leases.

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets may result in a decrease in future rental rates. Additionally, the turbulence in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing.

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

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the properties owned through the Joint Venture or directly by the Partnership and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2008, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $1,208,000. Such operating cash flows are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows primarily to fund operating distributions of approximately $1,012,000 to Cash Preferred limited partners during the nine months ended September 30, 2008. The extent of future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs, and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that operating distributions from the Joint Venture will remain at similar levels in the near term.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $144,000, as of September 30, 2008.

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

As of September 30, 2008, we held investor proceeds of approximately $68,000. In October 2008, we utilized those remaining investor proceeds to fund capital improvements at the Siemens – Orlando Building.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original net offering proceeds available for investment. Thus it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy generally involves acquiring properties that are preleased to creditworthy tenants on an all-cash basis either directly by the Partnership or through the Joint Venture.

We fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we will attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures required for the property owned through the Joint Venture and not funded from the operations of the Joint Venture will be required to be funded by the Partnership and the other respective joint venture partner on a pro rata basis.

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

As of September 30, 2008, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2008	Undistributed Net Sale Proceeds as of September 30, 2008
Property Sold				Amount	Purpose

7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$0	—	$4,597,063	$0

Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	0	—	4,692,937	46,163

Total			$9,336,163	$0		$9,290,000	$46,163

Upon evaluating the anticipated capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds to fund our pro rata share of anticipated re-leasing costs and capital improvements at the Siemens – Orlando Building and 150 Apollo Drive, as the existing leases expire at these properties

Results of Operations

Comparison of the three months ended September 30, 2008 versus the three months ended September 30, 2007

Rental income, management and leasing fees, depreciation expense, amortization expense, and general and administrative expenses remained relatively constant for the three months ending September 30, 2008 and September 30, 2007. Given the stability of the properties we own directly, we anticipate that rental income, management and leasing fees, depreciation expense, amortization expense, and general and administrative expenses will remain at similar levels in the future.

Tenant reimbursements and property operating costs at the properties we own directly were $158,685 and $133,962 for the three months ended September 30, 2008, respectively and $135,341 and $115,689 for the three months ended September 30, 2007, respectively. The increases are due to an increase in reimbursable repairs and maintenance costs at the 3675 Kennesaw Building and an increase in property taxes levied on 150 Apollo Drive. Future levels of tenant reimbursements are dependent on the future property costs of the buildings we own directly.

Interest and other income was $1,574 and $84,788 for the three months ended September 30, 2008 and 2007, respectively. The decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods due to the distributions of net sale proceeds to the limited partners in August 2007 and November 2007, as well as a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future property dispositions and net sale proceeds distributions to the limited partners.

Equity in income of Joint Venture was $64,634 and $38,996 for the three months ended September 30, 2008 and 2007, respectively. The increase is primarily a result of an increase in rental income at the Siemens – Orlando Building due to the execution of a lease amendment in August 2007 with the majority tenant to increase the amount of space leased. We anticipate equity in income of Joint Venture to remain at similar levels in the near term.

Comparison of the nine months ended September 30, 2008 versus the nine months ended September 30, 2007

Rental income, management and leasing fees, depreciation expense, and amortization expense remained relatively constant for the nine months ending September 30, 2008 and September 30, 2007. Given the stability of the properties we own directly, we anticipate that rental income, management and leasing fees, depreciation expense, and amortization expense will remain at similar levels in the future.

Tenant reimbursements and property operating costs at the properties we own directly were $497,719 and $428,609 for the nine months ended September 30, 2008, respectively and $449,347 and $371,700 for the nine months ended September 30, 2007, respectively. The increases are due to an increase in reimbursable repairs and maintenance costs at the 3675 Kennesaw Building and an increase in property taxes levied on 150 Apollo Drive. Future levels of tenant reimbursements are dependent on the future property costs of the buildings we own directly.

Interest and other income was $5,926 and $235,269 for the nine months ended September 30, 2008 and 2007, respectively. The decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods due to the distributions of net sale proceeds to the limited partners in August 2007 and November 2007, as well as a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future property dispositions and net sale proceeds distributions to the limited partners.

General and administrative expenses were $169,192 and $151,290 for the nine months ended September 30, 2008 and 2007, respectively. The increase is primarily a result of an increase in accounting fees and administrative costs incurred in connection with reporting and regulatory requirements. We anticipate additional increases in administrative expenses in future periods related to compliance with additional reporting and regulatory requirements.

Equity in income of Joint Venture was $200,886 and $2,878,407 for the nine months ended September 30, 2008 and 2007, respectively. The decrease is primarily a result of the gains recognized on the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007 and a corresponding decline in operating income resulting from the aforementioned sales. We anticipate equity in income of Joint Venture to remain at similar levels in the near term.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the assets owned directly by the Partnership or through the Joint Venture are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

In the event that the Partnership or Joint Venture utilizes inappropriate useful lives or methods of depreciation or amortization, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to the estimated fair values and recognize an impairment loss. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of September 30, 2008.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Partnership or the Joint Venture and net income of the Partnership.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors we consider in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. These assessments have a direct impact on net income.

As further described below, in-place leases with the Partnership or the Joint Venture may have values related to direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

•

Direct costs associated with obtaining a new tenant, including commissions, tenant improvements and other direct costs, are estimated based on our consideration of current market costs to execute a similar lease. Such direct costs are included in deferred leasing costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of tenant relationships is calculated based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. Values associated with tenant relationships are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

During the three months ended September 30, 2008 and 2007, the Partnership recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended September 30:
2008	$1,557	$79,581	$138,394

2007	$1,557	$79,582	$138,394

During the nine months ended September 30, 2008 and 2007, the Partnership recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the nine months ended September 30:
2008	$4,672	$238,743	$415,183

2007	$4,671	$238,744	$415,183

As of September 30, 2008 and December 31, 2007, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
September 30, 2008	$42,045	$1,629,051	$2,779,375

December 31, 2007	$42,045	$1,629,051	$2,779,375

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ending December 31:
2008	$1,558	$79,581	$138,394
2009	6,229	318,325	553,577
2010	6,229	129,364	205,478
2011	6,229	34,883	31,430
2012	5,190	29,069	26,192
Thereafter	0	0	0

	$25,435	$591,222	$955,071

Weighted-Average Amortization Period	4 years	2 years	2 years

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

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through November 30, 2009, one of the tenants at the Siemens – Orlando Building, Etour and Travel, Inc. (“Etour”), has the right to request tenant improvements of up to approximately $79,000, which would be required to be funded by Fund XIII-XIV Associates. As of September 30, 2008, Fund XIII-XIV Associates funded Etour’s first reimbursement request of approximately $30,000 of the aforementioned tenant improvements.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2007 includes various risk factors applicable to the Partnership. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Current economic conditions and turmoil in the credit markets may cause market rental rates and property values to decline and may impede disposition of a property at commercially reasonable terms.

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility and diminished expectations for real estate markets and the economy as a whole on a going-forward basis. Many economists are predicting continued deterioration in economic conditions in the United States, along with significant increases in unemployment and vacancy rates at commercial properties. As a result, current economic conditions and the credit crisis may cause commercial real estate values and market rental rates to decline significantly. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell a property at commercially reasonable terms. No assurances can be given that current economic conditions and the effects of the credit crisis will not have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 7, 2008	/s/ DOUGLAS P. WILLIAMS
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