Form 10-K
period 2008-12-31
WELLS REAL ESTATE FUND XIV LP
filed 2009-03-23
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Operating Phases and Objectives

The Partnership typically operates in the following five life-cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2008, 2007, and 2006.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, WREF guarantees debt of another WREF-sponsored product which was in the amount of approximately $59.0 million as of February 28, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on our results of operations. We are not currently aware of any reason why our existing tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on our results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. On February 9, 2009, the Georgia Court of Appeals issued an opinion affirming the Court’s judgment granting the defendants’ motion to dismiss. The plaintiffs did not file a notice of intention to apply for certiorari in the Georgia Supreme Court by their deadline of February 23, 2009.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

Risk Related to Current Economic Conditions

Current economic conditions and turmoil in the credit markets have caused, and will likely continue to cause, market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy as a whole. Many economists are predicting continued significant deterioration in economic conditions in the United States for 2009, along with significant increases in unemployment and vacancy rates at commercial properties. As a result, current economic conditions and the credit crisis have caused, and will likely continue to cause, commercial real estate values and market rental rates to decline significantly. Our estimated unit valuations as of December 31, 2008 have declined from their prior year levels, and are expected to continue to decline in the upcoming year. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. We do not expect that the difficult conditions in the mortgage and real estate markets are likely to improve in the near future. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

Real Estate Risks

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental, and zoning laws; and

•	periods of high interest rates and tight money supply.

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

Most of our properties are occupied by a single tenant or only a few tenants and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to holders of Cash Preferred Units. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

Your investment in units is subject to greater risk because we lack a diversified property portfolio.

Because we own interests in only a limited number of properties, your investment in units is subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio of properties is not diverse by geographic location, property type, or industry group of tenants.

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

We depend on tenants for our revenue. Accordingly, lease terminations and/or tenant default could reduce our net income and limit our ability to make distributions to our limited partners.

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

If one or more of our tenants file for bankruptcy, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Cash Preferred Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Cash Preferred Units may be adversely affected.

We may not have funding for future tenant improvements, which may reduce your returns and make it difficult to attract one or more new tenants.

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

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Cash Preferred Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

We generally will hold the various remaining real properties in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the properties is warranted even if it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

Certain of the real estate properties previously purchased by the Partnership and other Wells public limited partnerships sponsored by the General Partners have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such partnerships at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.

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

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least 10 to 12 years after the acquisition of the properties, and our General Partners may exercise their discretion as to whether and when to sell a property, therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

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

We may need to reserve net cash from operations for future tenant improvements, which may reduce your returns.

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

Concentration of Credit Risk

The Partnership maintains bank accounts with high-credit, quality financial institutions, which are fully insured through December 31, 2009. Beginning in January 2010, our cash balances may at times exceed the federally insured limits.

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

Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of its business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership, as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.

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

Our loss of, or inability to obtain, key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation or our relationship with Wells Capital, could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer. In addition, WREF, the sole stockholder of Wells Capital, currently guarantees certain debt of Wells Timberland REIT, Inc., a WREF-sponsored product that is in the start-up phase of its operations, which was equal to approximately $59.0 million as of February 28, 2009.

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

We have entered into a joint venture with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Our General Partners will face various conflicts of interest relating to a joint venture with affiliates.

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to the joint venture between such parties do not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under the joint venture arrangement, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

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

In this regard, U.S. Department of Labor Regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such Regulations would apply to us although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in the assets of the Partnership. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with, and rely upon, their own advisors with respect to this and other ERISA issues which, if decided adversely to the Partnership, could result in qualified plan investors being deemed to have engaged in “prohibited transactions,” which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or “prohibited transactions.”

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

If you hold units in an IRA or you intend to acquire units in a secondary market through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan which is holding units or is considering an acquisition of units through a secondary market, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

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

There were no unresolved SEC staff comments as of December 31, 2008.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns interests in its real estate assets directly and through a joint venture with another entity affiliated with the General Partners.

During the periods presented, the Partnership owned direct interests in the following properties:

1.	150 Apollo Drive

A three-story office building located in Chelmsford, Massachusetts

2.	3675 Kennesaw Building (Acquired January 31, 2006)

A one-story distribution warehouse building located in Kennesaw, Georgia

During the periods presented, the Partnership owned interests in the following joint venture (the “Joint Venture”) and properties:

Joint Venture	Joint Venture Partners	Ownership %	Properties	Leased % as of December 31,
				2008	2007	2006	2005	2004
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	1. Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida	100%	100%	100%	100%	100%
			2. Randstad – Atlanta Building(1) A four-story office building located in Atlanta, Georgia	—	—	100%	100%	100%
			3. 7500 Setzler Parkway(2) A one-story office and warehouse building located in Brooklyn Park, Minnesota	—	—	100%	100%	100%

(1)	This property was sold in April 2007.

(2)	This property was sold in January 2007.

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2008, the lease expirations scheduled during the following 10 years for all properties owned by the Partnership, directly and through the Joint Venture, assuming no exercise of renewal options or termination rights are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2009(2)	1	59,201	$892,543	$470,370	28.9%	35.6%
2010(3)	1	79,873	886,590	886,590	39.0	35.4
2012(4)	2	52,676	502,516	422,492	25.7	20.1
2013(5)	1	13,086	221,965	116,976	6.4	8.9

	5	204,836	$2,503,614	$1,896,428	100.0%	100.0%

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

Property Descriptions

The properties in which the Partnership owns an interest either directly or through the Joint Venture during the periods presented are further described below:

150 Apollo Drive

The 150 Apollo Drive property is a three-story office building containing approximately 80,000 rentable square feet, located on a 4.5-acre parcel of land in Chelmsford, Massachusetts. The 150 Apollo Drive property, which was completed in 2000, is under a lease agreement with the sole tenant, Avaya, Inc. (“Avaya”). The Avaya lease commenced on May 1, 2005 and expires on April 30, 2010. Avaya has the right, at its option, to extend the initial term of its lease for one additional five-year period. As of December 31, 2008, the annual base rent payable under the Avaya lease was approximately $887,000. The annualized base rent payable remains the same through the remainder of the lease term.

3675 Kennesaw Building

The 3675 Kennesaw Building is a single-story distribution warehouse containing approximately 43,000 rentable square feet, located on an approximate 3.81-acre parcel of land in Kennesaw, Georgia. The 3675 Kennesaw Building is under a lease agreement with the sole tenant, World Electric Supply, Inc. The lease commenced on October 14, 2005 and expires on October 13, 2012. World Electric Supply, Inc. has the right, at its option, to extend the initial term of its lease for one additional five-year period. As of December 31, 2008, the annualized base rent was approximately $285,000, increasing approximately 4% annually each October through the expiration of the lease. The annualized base rent in 2012 will be approximately $333,000.

Siemens – Orlando Building

The Siemens – Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The Siemens – Orlando Building, which was completed in 2002, is under lease agreements with Siemens Shared Services, LLC (approximately 72%); Rinker Materials of Florida, Inc. (approximately 16%); and Etour and Travel, Inc. (approximately 12%). Siemens Shared Services LLC (“Siemens”) occupies approximately 59,200 rentable square feet of the Siemens – Orlando Building. The initial Siemens lease, which included approximately 52,100 square feet, commenced on October 1, 2002 and expires on September 30, 2009. On August 15, 2007, Siemens exercised its right of first refusal to lease approximately 7,100 additional square feet of space through September 30, 2009, which had been vacated by Best Buy Stores, L.P. (“Best Buy”) in January 2007. As of December 31, 2008, the annual base rent payable under the Siemens lease was approximately $893,000. The annualized base rent payable remains the same through the remainder of the lease term.

Rinker Materials of Florida, Inc. (“Rinker”) occupies approximately 13,100 rentable square feet of the Siemens – Orlando Building. The Rinker lease commenced in April 2003 and expires in April 2013. Rinker has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. As of December 31, 2008, the annual base rent payable under the Rinker lease is approximately $197,000, increasing approximately 3% annually each April through the expiration of the lease. The annualized base rent payable in 2013 will be approximately $222,000.

Etour and Travel, Inc. (“Etour”), formerly Cape Canaveral Tour and Travel, Inc., occupies approximately 9,900 rentable square feet of the Siemens – Orlando Building. Etour is a subsidiary of Kosmas Group International, Inc. (“Kosmas”), the guarantor of the Etour leases. The Etour lease was set to expire November 30, 2007. On May 24, 2007, Etour exercised its first renewal option which commenced on December 1, 2007 and expires on November 30, 2012. Etour has the right, at its option, to extend the initial term of its leases for one additional five-year period at the then-current market rental rate. As of December 31, 2008, the annual base rent payable under the Etour leases was approximately $155,000. The annualized base rent payable in 2012 will be approximately $169,000.

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

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. For a description of pending litigation involving certain related parties, see “Assertion of Legal Actions Against Related-Parties” in Item 1. of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2009, 2,648,615 Cash Preferred Units and 825,508 Tax Preferred Units, held by a total of 573 and 77 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

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

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2008. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2008, to be approximately $5.50 per Cash Preferred Unit and $5.61 per Tax Preferred Unit, based upon market conditions existing in early December 2008. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2007 and 2008 are summarized below:

	Per Cash Preferred Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2007	$510,434	$0.19	$0.00
June 30, 2007	$444,823	$0.17	$0.00
September 30, 2007	$469,506	$0.18	$0.00
December 31, 2007	$412,613	$0.16	$0.00
March 31, 2008	$390,652	$0.15	$0.00
June 30, 2008	$208,404	$0.08	$0.00
September 30, 2008	$ 0	$0.00	$0.00
December 31, 2008	$ 0	$0.00	$0.00

Operating distributions were accrued for accounting purposes in the quarter earned and paid to the Cash Preferred limited partners in following quarter. No operating cash distributions were paid to the limited partners holding Tax Preferred Units or the General Partners during the years ended December 31, 2007 or 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the acquisition and sale of properties described in Item 2.

	2008	2007	2006	2005	2004
Total assets	$18,467,930	$19,358,845	$27,582,529	$29,944,847	$26,517,390
Total revenues	$1,805,111	$2,000,733	$1,653,430	$998,191	$52,834
Equity in income of Joint Venture	$270,034	$2,968,323	$560,990	$510,288	$427,890
Net income	$111,676	$3,095,111	$416,091	$507,791	$289,199
Net income (loss) allocated to:
Cash Preferred Limited Partners	$1,420,183	$1,907,531	$2,212,221	$1,761,888	$992,650
Tax Preferred Limited Partners	$(1,309,149)	$1,187,580	$(1,796,130)	$(1,254,097)	$(703,451)
General Partners	$642	$0	$0	$0	$0
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$ 0.54	$0.72	$ 0.85	$ 0.70	$ 0.63
Tax Preferred	$(1.59)	$1.43	$(2.05)	$(1.41)	$(1.05)
Operating cash distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment Income	$ 0.23	$0.70	$ 0.82	$ 0.64	$ 0.52
Return of Capital	$ 0.00	$0.00	$ 0.00	$ 0.00	$ 0.04
Operating cash distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment Income	$ 0.00	$0.00	$ 0.00	$ 0.00	$ 0.00
Return of Capital	$ 0.00	$0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$ 0.00	$2.14	$ 0.00	$ 0.00	$ 0.00
Tax Preferred	$ 0.00	$4.38	$ 0.00	$ 0.00	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The fourth quarter 2008 operating distributions to limited partners were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the Siemens – Orlando Building and 150 Apollo Drive, as the existing leases expire at these properties.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth decreased at a rate of 6.2% in the fourth quarter of 2008, according to preliminary estimates. For the full year of 2008, GDP increased 1.1% compared to a growth rate of 2.0% in 2007. The major contributors to negative GDP growth in the fourth quarter were decreases in exports, personal consumption expenditures, equipment and software, and residential fixed investment.

Real estate market fundamentals underlying the U.S. office markets deteriorated in 2008, particularly in the fourth quarter as evidenced by a vacancy rate of 14.5% for the fourth quarter compared to 12.6% vacancy a year ago. There was negative net absorption of 22 million square feet in the fourth quarter and negative 44.9 million square feet for the year, which is down from a positive absorption of 51.5 million square feet in 2007. Rents also declined as general economic conditions weakened.

Transaction volume was also down significantly in 2008. The volume of office properties selling for $5 million or more decreased to $54 billion in 2008, a 75% decrease from 2007 numbers. The large pricing gap between buyers and sellers and the lack of financing are generally cited as the major contributors. Average capitalization rates on office acquisitions increased 60 basis points in 2008. Central Business District sales in the fourth quarter were the weakest of the decade totaling only $3 billion, off 82% from fourth quarter 2007.

With mounting corporate layoffs and the uncertain business environment, the office-space market is expected to remain sluggish in 2009. Though the depth of the downturn will vary across markets, every sector and metropolitan area will likely be impacted. Vacancy rates are expected to increase in 2009 with rents continuing their downward trend. Fortunately, though a substantial amount of space will be delivered in 2009, the credit crunch has cut off financing for many speculative office developments. Sales volume could pick up in 2009, especially in the second half of the year. We expect distressed sales to increase; thus, capitalization rates may continue to increase in 2009 as sellers come under more pressure to dispose of assets.

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

Less diversified real estate funds that own fewer properties, such as the Partnership, and those with current vacancies or near-term tenant rollover, such as the Partnership, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market.

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

Short-Term Liquidity

During the year ended December 31, 2008, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $1,445,000. Such operating cash flows are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows to fund operating distributions of approximately $1,012,000 to Cash Preferred limited partners during the year ended December 31, 2008. We withheld the remaining net operating cash flows to fund our pro rata share of anticipated re-leasing costs and capital improvements at the Siemens – Orlando Building and 150 Apollo Drive, as the existing leases expire at these properties. The extent of future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs, and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that operating distributions from the Joint Venture will remain at similar levels in the near-term.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Venture, sufficient to cover our anticipated future expenses. We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including liabilities of approximately $97,000, as of December 31, 2008.

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

In October 2008, we utilized the remaining investor proceeds of approximately $68,000 to fund our pro-rata share of capital improvements at the Siemens – Orlando Building.

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

As of December 31, 2008, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2008	Undistributed Net Sale Proceeds as of December 31, 2008
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$0	—	$4,597,063	$0
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	0	—	4,692,937	46,163

Total			$9,336,163	$0		$9,290,000	$46,163

Upon evaluating the anticipated capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds to fund our pro rata share of anticipated re-leasing costs and capital improvements at the Siemens – Orlando Building and 150 Apollo Drive, as the existing leases expire at these properties

Results of Operations

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2008

Rental income, management and leasing fees, depreciation expense, and amortization expense remained relatively constant for the years ended December 31, 2008 and December 31, 2007. Given the stability of the properties we own directly, we anticipate that rental income, management and leasing fees, depreciation expense, and amortization expense will remain at similar levels in the future.

Tenant reimbursements at the properties we own directly were $643,836 and $590,112 for the years ended December 31, 2008 and 2007, respectively. The increase is primarily due to an increase in reimbursable repairs and maintenance costs and property taxes levied at 150 Apollo Drive and the 3675 Kennesaw Building. Future levels of tenant reimbursements are dependent on the future property costs of the buildings we own directly.

Interest and other income was $7,081 and $255,540 for the years ended December 31, 2008 and 2007, respectively. The decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods due to the distributions of net sale proceeds to the limited partners in August 2007 and November 2007, as well as a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future property dispositions and net sale proceeds distributions to the limited partners.

Property operating costs at the properties we own directly were $582,692 and $513,468 for the years ended December 31, 2008 and 2007, respectively. The increase is primarily due to an increase in repairs and maintenance costs and property taxes levied at 150 Apollo Drive and the 3675 Kennesaw Building. Given the stability of the properties we own directly, we expect property operating costs to remain at similar levels in the future.

General and administrative expenses were $192,157 and $177,509 for the years ended December 31, 2008 and 2007, respectively. The increase is primarily due to an increase in accounting fees and administrative costs relating to compliance with additional reporting and regulatory requirements. We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon changes in our reporting and regulatory requirements.

Equity in income of Joint Venture was $270,034 and $2,968,323 for the years ended December 31, 2008 and 2007, respectively. The decrease is primarily a result of the gains recognized on the sales of 7500 Setzler

Parkway in January 2007 and the Randstad – Atlanta Building in April 2007 and a corresponding decline in operating income resulting from the aforementioned sales. We anticipate equity in income of Joint Venture to remain at similar levels in the near term.

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2006

Rental income, management and leasing fees, depreciation expense, and amortization expense remained relatively constant for the years ending December 31, 2007 and December 31, 2006.

Tenant reimbursements at the properties we own directly were $590,112 and $483,261 for the years ended December 31, 2007 and 2006, respectively. The increase was primarily a result of an adjustment to operating expense reimbursement billings at the 3675 Kennesaw Building and 150 Apollo Drive. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Interest and other income was $255,540 and $37,538 for the years ended December 31, 2007 and 2006, respectively. The increase was primarily due to an increase in the average amount of net sale proceeds held in 2007 due to the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007.

Property operating costs at the properties we own directly were $513,468 and $465,477 for the years ended December 31, 2007 and 2006, respectively. The increase was primarily a result of an increase in property taxes at 150 Apollo Drive.

General and administrative expenses were $177,509 and $155,726 for the years ended December 31, 2007 and 2006, respectively. The increase was primarily due to an increase in accounting fees, administrative costs, and printing costs relating to compliance with additional reporting and regulatory requirements.

Equity in income of Joint Venture was $2,968,323 and $560,990 for the years ended December 31, 2007 and 2006, respectively. The increase was primarily attributable to the gains recognized on the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007, partially offset by a decline in operating income resulting from these property sales.

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

Real Estate Assets

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

In the event that the Partnership or the Joint Venture utilizes inappropriate useful lives or methods of depreciation, our net income would be misstated.

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, we adjust the real estate assets to the respective estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of December 31, 2008.

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

As further described below, in-place leases with the Partnership or the Joint Venture may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

•

Direct costs associated with obtaining a new tenant, including commissions, tenant improvements and other direct costs, are estimated based on management’s consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

During the years ended December 31, 2008, 2007, and 2006, the Partnership recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ended December 31:
2008	$6,230	$318,325	$553,577

2007	$6,229	$318,325	$553,577

2006	$5,710	$315,419	$550,958

As of December 31, 2008 and 2007, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
2008	$42,045	$1,629,051	$2,779,375

2007	$42,045	$1,629,051	$2,779,375

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ending December 31:
2009	$ 6,229	$318,325	$553,577
2010	6,229	129,364	205,478
2011	6,229	34,883	31,430
2012	5,190	29,068	26,192
Thereafter	0	0	0

	$23,877	$511,640	$816,677

Weighted-Average Amortization Period	4 years	2 years	2 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Partnership is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, the Partnership adjusts the carrying value of the intangible lease assets to the discounted cash flows and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

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

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through November 30, 2009, one of the tenants at the Siemens – Orlando Building, Etour and Travel, Inc. (“Etour”), has the right to request tenant improvements of up to approximately $79,000, which would be required to be funded by Fund XIII-XIV Associates. As of December 31, 2008, Fund XIII-XIV Associates funded Etour’s first reimbursement request of approximately $30,000 of the aforementioned tenant improvements.

Potential Tax Impact for Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which initially provided for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If the limitations of Section 470 were applicable to the Partnership, passive losses allocable to limited partners holding Tax Preferred Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the Partnership. However, following the enactment of Section 470, the IRS issued a series of announcements applicable to taxable years 2004, 2005, and 2006, which had the effect of delaying the applicability of Section 470 to partnerships based solely on the fact that a partnership had both taxable and tax-exempt partners. In addition, Section 403(ff) of the Gulf Opportunity Zone Act of 2005 amended the effective date provisions of Section 470 to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 applies only to property acquired after March 12, 2004. Thus, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership which were acquired prior to March 12, 2004, which would not apply to the Partnership’s interests in 7500 Setzler Parkway, 150 Apollo Drive, and the 3675 Kennesaw Building since these properties were acquired after March 12, 2004. In December 2007, however, the Tax Technical Corrections Act of 2007 (the “2007 Technical Corrections Act”) was enacted. Section 407(c) of the 2007 Technical Corrections Act amended Section 470 to exempt partnerships having both taxable and tax-exempt partners from the application of Section 470 (with a limited exception applicable only to partnerships which could be reclassified as “leases” under the facts and circumstance of the transaction). These provisions of the 2007 Technical Corrections Act are effective as if they were included in the American Jobs Creation Act initially. Based upon the 2007 Technical Corrections Act, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to any of the properties owned by the Partnership in any year.

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

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2008 and 2007.

ITEM 9A(T).	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2008. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2008 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2008, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust II, Inc. and Wells Timberland REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust II, Inc. qualifies as a real estate investment trust for tax purposes, and Wells Timberland REIT, Inc. intends to qualify as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 65, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, WIS, and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust II, Inc., which is a Maryland corporation that currently qualifies as a real estate investment trust for tax purposes. He is also the president of Wells Timberland REIT, Inc., which is a Maryland corporation that intends to qualify as a real estate investment trust. Mr. Wells is the president and chairman of Wells Total Return REIT, Inc.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is an inaugural sponsor of the Financial Services Institute.

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

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital, has established a Financial Oversight Committee consisting of Douglas P. Williams, as the Principal Financial Officer; Randall D. Fretz, as the Senior Vice President of our corporate general partner; and Kevin Race, as Chief of Financial Strategy. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate general partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

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

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	Set forth below is the security ownership of beneficial owners owning in excess of 5% of a class of outstanding units of the Partnership as of February 28, 2009.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Kenneth J. Woolcott, Trustee 6100 La Jolla Scenic, S La Jolla, CA 92037	322,580.645 Units(1)	9.29%

Limited Partnership Units	New Horizons, L.P. P.O. Box 6446 San Pedro, CA 90734	257,812.758 Units(2)	7.42%

Limited Partnership Units	Andrew Mark Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

Limited Partnership Units	Matthew Phillip Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

(1)	Kenneth J. Woolcott owns Cash Preferred Units through a Trust.

(2)	New Horizons, L.P. owns Cash Preferred Units through a Limited Partnership.

(3)	Andrew Mark Urbanek and Matthew Phillip Urbanek own Tax Preferred Units through an Irrevocable Trust.

(b)	Set forth below is the security ownership of management as of February 28, 2009.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	69.940 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 69.940 Cash Preferred Units through Wells Capital.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2008.

Management and Leasing Fees

We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the our properties owned directly or through the Joint Venture, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture for the properties owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in accompanying statements of operations. Our share of management, leasing and asset management fees and lease acquisition costs incurred from properties owned directly and through our Joint Venture that are payable to Wells Management is $60,823, $65,276, and $87,548 for the years ended December 31, 2008, 2007, and 2006, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $92,951, $83,582, and $73,986 payable to Wells Capital and Wells Management for the years ended December 31, 2008, 2007, and 2006, respectively.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership did not incur acquisition and advisory fees and acquisition expense reimbursements during the periods presented. The Partnership applied deferred project costs of $2,821, $543, and $179,298 upon investing in the Joint Venture and real estate assets owned directly during 2008, 2007, and 2006, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2008, 2007, or 2006.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint venture in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2008 and 2007, are set forth in the table below.

	Frazier & Deeter, LLC
	2008	2007
Audit Fees	$48,562	$44,907
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$48,562	$44,907

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

During the fiscal years ended December 31, 2008 and 2007, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1.	The financial statements are contained on pages F-2 through F-35 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.	Schedule III – Real Estate Assets and Accumulated Depreciation

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 23, 2009	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 23, 2009	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XIV, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIV, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIV, L.P. (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIV, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
REAL ESTATE, AT COST:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $826,607 and $589,661 as of December 31, 2008 and 2007, respectively	8,650,676	8,887,622
Intangible lease assets, less accumulated amortization of $1,135,579 and $811,024 as of December 31, 2008 and 2007, respectively	535,517	860,072

Total real estate assets	11,657,123	12,218,624

Investment in joint venture	4,752,021	4,942,774
Cash and cash equivalents	848,232	482,904
Tenant receivables	188,276	159,953
Due from joint venture	168,426	175,626
Other assets	37,175	5,889
Intangible lease origination costs, less accumulated amortization of $1,962,698 and $1,409,121 as of December 31, 2008 and 2007, respectively	816,677	1,370,254
Deferred projects costs	0	2,821

Total assets	$18,467,930	$19,358,845

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$81,754	$70,592
Deferred income	0	7,787
Due to affiliates	14,750	9,047
Partnership distributions payable	0	412,613

Total liabilities	96,504	500,039

Commitments and contingencies

Partners’ capital:
Limited partners
Cash Preferred – 2,648,615 and 2,647,615 units issued and outstanding as of December 31, 2008 and 2007, respectively	18,370,784	17,548,501
Tax Preferred – 825,508 and 826,508 units issued and outstanding as of December 31, 2008 and 2007, respectively	0	1,310,305
General partners	642	0

Total partners’ capital	18,371,426	18,858,806

Total liabilities and partners’ capital	$18,467,930	$19,358,845

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
REVENUES:
Rental income	$1,154,194	$1,155,081	$1,132,631
Tenant reimbursements	643,836	590,112	483,261
Interest and other income	7,081	255,540	37,538

Total revenues	1,805,111	2,000,733	1,653,430

EXPENSES:
Property operating costs	582,692	513,468	465,477
Management and leasing fees	79,772	73,194	73,284
Depreciation	236,946	236,946	237,465
Amortization	871,902	872,828	866,377
General and administrative	192,157	177,509	155,726

Total expenses	1,963,469	1,873,945	1,798,329

EQUITY IN INCOME OF JOINT VENTURE	270,034	2,968,323	560,990

NET INCOME	$111,676	$3,095,111	$416,091

NET INCOME (LOSS) ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$1,420,183	$1,907,531	$2,212,221

TAX PREFERRED LIMITED PARTNERS	$(1,309,149)	$1,187,580	$(1,796,130)

GENERAL PARTNERS	$642	$0	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$ 0.54	$0.72	$ 0.85

TAX PREFERRED	$(1.59)	$1.43	$(2.05)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,648,365	2,641,434	2,599,626

TAX PREFERRED	825,758	832,690	874,498

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	2,568,697	$22,684,511	905,426	$5,935,160	$0	$28,619,671

Cash preferred conversion elections	(22,500)	(197,529)	22,500	197,529	0	0
Tax preferred conversion elections	63,305	362,419	(63,305)	(362,419)	0	0
Net income (loss)	0	2,212,221	0	(1,796,130)	0	416,091
Distributions of operating cash flow ($0.82 per weighted-average Cash Preferred Unit)	0	(2,144,691)	0	0	0	(2,144,691)

BALANCE, December 31, 2006	2,609,502	22,916,931	864,621	3,974,140	0	26,891,071

Tax preferred conversion elections	38,113	202,825	(38,113)	(202,825)	0	0
Net income	0	1,907,531	0	1,187,580	0	3,095,111
Distributions of operating cash flow ($0.70 per weighted-average Cash Preferred Unit)	0	(1,837,376)	0	0	0	(1,837,376)
Distributions of net sale proceeds ($2.14 and $4.38 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(5,641,410)	0	(3,648,590)	0	(9,290,000)

BALANCE, December 31, 2007	2,647,615	17,548,501	826,508	1,310,305	0	18,858,806

Tax preferred conversion elections	1,000	1,156	(1,000)	(1,156)	0	0
Net income (loss)	0	1,420,183	0	(1,309,149)	642	111,676
Distributions of operating cash flow ($0.23 per weighted-average Cash Preferred Unit)	0	(599,056)	0	0	0	(599,056)

BALANCE, December 31, 2008	2,648,615	$18,370,784	825,508	$0	$642	$18,371,426

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,676	$3,095,111	$416,091
Operating distributions received from joint venture	538,506	805,684	1,192,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	236,946	236,946	237,465
Amortization	878,132	879,057	872,087
Equity in income of joint venture	(270,034)	(2,968,323)	(560,990)
Operating changes in assets and liabilities:
Increase in tenant receivables	(28,323)	(65,771)	(59,316)
Increase in other assets	(31,286)	(706)	(3,419)
Increase (decrease) in accounts payable, accrued expenses, and refundable security deposits	11,162	(7,929)	40,557
(Decrease) increase in deferred income	(7,787)	(59,124)	66,768
Increase in due to affiliates	5,703	1,231	1,108

Net cash provided by operating activities	1,444,695	1,916,176	2,202,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint venture	0	9,336,163	0
Investment in real estate	0	0	(4,202,404)
Investment in joint venture	(67,698)	(35,252)	(13,367)

Net cash (used in) provided by investing activities	(67,698)	9,300,911	(4,215,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	0	(9,290,000)	0
Operating distributions paid to limited partners from accumulated operating income	(1,011,669)	(1,962,973)	(2,088,112)

Net cash used in financing activities	(1,011,669)	(11,252,973)	(2,088,112)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	365,328	(35,886)	(4,101,118)

CASH AND CASH EQUIVALENTS, beginning of year	482,904	518,790	4,619,908

CASH AND CASH EQUIVALENTS, end of year	$848,232	$482,904	$518,790

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to investment in real estate assets	$0	$0	$178,741

Deferred project costs contributed to joint venture	$2,821	$543	$557

Partnership distributions payable	$0	$412,613	$538,210

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

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

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

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

As further described below, in-place leases with the Partnership or the Joint Venture may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

•

Direct costs associated with obtaining a new tenant, including commissions, tenant improvements and other direct costs, are estimated based on management’s consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

During the years ended December 31, 2008, 2007, and 2006, the Partnership recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ended December 31:
2008	$6,230	$318,325	$553,577

2007	$6,229	$318,325	$553,577

2006	$5,710	$315,419	$550,958

As of December 31, 2008 and 2007, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
2008	$42,045	$1,629,051	$2,779,375

2007	$42,045	$1,629,051	$2,779,375

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ending December 31:
2009	$ 6,229	$318,325	$553,577
2010	6,229	129,364	205,478
2011	6,229	34,883	31,430
2012	5,190	29,068	26,192
Thereafter	0	0	0

	$23,877	$511,640	$816,677

Weighted-Average Amortization Period	4 years	2 years	2 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Partnership is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, the Partnership adjusts the carrying value of the intangible lease assets to the discounted cash flows and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Investment in Joint Venture

The Partnership has evaluated the Joint Venture and concluded that it is not a variable-interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“ARB No. 51”). The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture, or its real property investments. Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investment in the Joint Venture using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2008 or 2007.

Other Assets

Other assets as of December 31, 2008 and 2007 are comprised of the following items:

	2008	2007
Due from Fund XIII and Fund XIV Associates	$31,561	$0
Prepaid property insurance	3,030	4,587
Prepaid expenses	2,275	0
Interest receivable	309	1,302

Total	$37,175	$5,889

Prepaid property insurance is recognized in the period in which coverage is provided. Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Deferred Project Costs

Deferred project costs represent acquisition and advisory fees and acquisition expense reimbursements incurred as a percentage of gross offering proceeds and paid to Wells Capital, which have not yet been invested in real estate assets or the Joint Venture. Upon investment in real estate assets, directly or through the Joint Venture, such fees are allocated to land and building and depreciated on the same basis and over the respective useful lives of the corresponding assets.

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

Revenue Recognition

The Partnership’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Partnership for a pro rata share of operating costs incurred. All of the Partnership’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index), is recognized on a straight-line basis over the terms of the respective leases. The majority of property expenses, including property operating costs and property management and leasing fees, are reimbursed by the tenants under the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Partnership has satisfied all obligations under the related lease or lease termination agreement.

The Partnership records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Partnership beginning January 1, 2008. The Partnership has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Partnership beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Partnership’s financial statements to date; however, the Partnership is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	INVESTMENT IN JOINT VENTURE

Due from Joint Venture

As of December 31, 2008 and 2007, due from joint venture represents the Partnership’s share of operating cash flow to be distributed from the Joint Venture for the fourth quarter of 2008 and 2007, respectively.

Summary of Investment

The Partnership’s investment and approximate ownership percentage in the Joint Venture as of December 31, 2008 and 2007 is summarized below:

	2008		2007
	Amount	Percentage	Amount	Percentage
Fund XIII-XIV Associates	$4,752,021	53%	$4,942,774	53%

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Venture for the years ended December 31, 2008 and 2007 are presented below:

	2008	2007
Investment in Joint Venture, beginning of year	$4,942,774	$11,964,022
Equity in income of Joint Venture	270,034	2,968,323
Contributions to Joint Venture	70,519	35,795
Distributions from Joint Venture	(531,306)	(10,025,366)

Investment in Joint Venture, end of year	$4,752,021	$4,942,774

Summary of Financial Information

Condensed financial information for the Joint Venture as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2008	2007	2008	2007	2008	2007
Fund XIII-XIV Associates	$9,538,584	$9,964,680	$521,467	$585,602	$9,017,117	$9,379,078

	Total Revenues			Income From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Fund XIII-XIV Associates	$1,589,375	$1,469,932	$1,515,088	$513,254	$392,247	$440,428	$(855)	$5,240,244	$624,070	$512,399	$5,632,491	$1,064,498

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Venture are provided below:

	2008			2007			2006
	Operating Loss	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-XIV Associates	$(855)	$0	$(855)	$136,198	$5,104,046	$5,240,244	$624,070	$0	$624,070

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture for the properties owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in accompanying statements of operations. The Partnership’s share of management, leasing and asset management fees and lease acquisition costs incurred from properties owned directly and through the Joint Venture that are payable to Wells Management is $60,823, $65,276, and $87,548 for the years ended December 31, 2008, 2007, and 2006, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $92,951, $83,582, and $73,986 payable to Wells Capital and Wells Management for the years ended December 31, 2008, 2007, and 2006, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoice the Partnership for the reimbursement thereof on a quarterly basis.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership did not incur acquisition and advisory fees and acquisition expense reimbursements during the periods presented. The Partnership applied deferred project costs of $2,821, $543, and $179,298 upon investing in the Joint Venture and real estate assets owned directly during 2008, 2007, and 2006, respectively.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2008 and 2007 was comprised of the following items:

	December 31,
	2008	2007
Administrative reimbursements due to Wells Capital and/or Wells Management	$9,648	$6,836
Management, leasing, and asset management fees due to Wells Management	5,102	2,211

	$14,750	$9,047

5.	RENTAL INCOME

The future minimum rental income due to the Partnership under noncancelable operating leases as of December 31, 2008 is presented below:

Year ending December 31:
2009	$1,174,373
2010	594,824
2011	311,266
2012	252,032
Thereafter	0

$2,332,495

Two tenants generated 76% and 24% of rental income for the year ended December 31, 2008, and two tenants will generate 51% and 49% of future minimum rental income.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Financial statement net income	$111,676	$3,095,111	$416,091
Adjustments in net income resulting from:
Depreciation expense for financial reporting purposes less than amounts for income tax purposes	(151,193)	(158,077)	(168,732)
Amortization expense for financial reporting purposes greater than amounts for income tax purposes	1,083,472	1,156,467	1,313,936
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	0	13,433	0
Rental income for financial reporting purposes less than (greater than) amounts for income tax purposes	42,566	(140,119)	(87,488)
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	0	(412,403)	0
Other	(2,994)	11,889	15,923

Income tax basis net income	$1,083,527	$3,566,301	$1,489,730

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Financial statement partners’ capital	$18,371,426	$18,858,806	$26,891,071
Increase (decrease) in partners’ capital resulting from:
Accumulated depreciation expense for financial reporting purposes less than amounts for income tax purposes	(604,679)	(453,486)	(295,409)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	4,911,718	3,828,246	2,671,779
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	13,433	13,433	0
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,295,484	4,295,484	4,295,484
Capitalization of organization costs for income tax purposes, which are expensed for financial reporting purposes	47,171	47,171	47,171
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(190,212)	(232,777)	(92,658)
Partnership distributions payable	0	412,613	538,210
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(412,403)	(412,403)	0
Other	(14,157)	(11,164)	(23,052)

Income tax basis partners’ capital	$26,417,781	$26,345,923	$34,032,596

8.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007:

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$489,000	$431,482	$448,808	$435,821
Equity in income of Joint Venture	$72,151	$64,101	$64,634	$69,148
Net income	$20,246	$27,262	$31,769	$32,399
Net income (loss) allocated to:
Cash Preferred Limited Partners	$374,932	$380,144	$382,556	$282,551
Tax Preferred Limited Partners	$(354,686)	$(352,882)	$(351,105)	$(250,476)
General Partners	$0	$0	$318	$324
Net income (loss) per weighted-average limited partner unit:
Cash Preferred(a)	$ 0.14	$ 0.14	$ 0.14	$ 0.11
Tax Preferred	$(0.43)	$(0.43)	$(0.43)	$(0.30)
Distributions of operating cash flow per weighted-average limited partner unit:
Cash Preferred	$ 0.15	$ 0.08	$ 0.00	$ 0.00
Tax Preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distributions of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Tax Preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$507,931	$533,654	$509,564	$449,584
Equity in income of Joint Venture	$1,249,375	$1,590,036	$38,996	$89,916
Net income	$1,280,494	$1,650,252	$88,643	$75,722
Net income (loss) allocated to limited partners:
Cash Preferred	$556,973	$470,694	$447,120	$432,744
Tax Preferred	$723,521	$1,179,558	$(358,477)	$(357,022)
Net income (loss) per weighted-average limited partner unit:
Cash Preferred	$0.21	$0.18	$ 0.17	$ 0.16
Tax Preferred(a)	$0.86	$1.41	$(0.43)	$(0.43)
Distributions of operating cash flow per weighted-average limited partner unit:
Cash Preferred	$0.19	$0.17	$ 0.18	$ 0.16
Tax Preferred	$0.00	$0.00	$ 0.00	$ 0.00
Distributions of net sale proceeds per weighted-average limited partner unit:
Cash Preferred(b)	$0.00	$0.00	$ 0.82	$ 1.31
Tax Preferred	$0.00	$0.00	$ 2.90	$ 1.48

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

9.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2008, 2007, and 2006 are comprised of the following items:

	2008	2007	2006
Salary reimbursements	$92,951	$83,582	$73,986
Independent accounting fees	51,059	44,891	38,689
Printing and notebooks	25,442	29,455	24,111
Other professional fees	8,716	4,736	2,533
Legal fees	4,759	6,378	8,598
Postage and delivery expenses	4,734	6,310	4,417
Other general and administrative	3,655	1,402	1,204
Computer costs	540	477	513
Taxes and licensing fees	301	278	1,116
Life insurance	0	0	559

Total general and administrative costs	$192,157	$177,509	$155,726

WELLS REAL ESTATE FUND XIV, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2008

Description	Ownership	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition(e)	Gross Carrying Amount as of December 31, 2008					Accumulated Depreciation & Amortization(d)	Date of Construction	Date Acquired
			Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total
150 APOLLO DRIVE(a)	100%	None	$1,862,283	$7,909,557	$514,127	$1,913,529	$6,978,845	$1,393,593	$0	$10,285,967	$1,654,926	2000	5/16/05

3675 KENNESAW BUILDING(b)	100%	None	535,000	2,656,523	141,819	557,401	2,498,438	277,503	0	3,333,342	307,260	2005	1/31/06

Total – Consolidated Fund XIV Properties			2,397,283	10,566,080	655,946	2,470,930	9,477,283	1,671,096	0	13,619,309	1,962,186

SIEMENS – ORLANDO BUILDING(c)	53%	None	1,950,000	8,734,436	311,996	2,031,250	7,303,580	1,631,700	29,902	10,996,432	2,302,932	2003	10/30/03

Total – All Properties			$4,347,283	$19,300,516	$967,942	$4,502,180	$16,780,863	$3,302,796	$29,902	$24,615,741	$4,265,118

(a)	150 Apollo Drive is a three-story building located in Chelmsford, Massachusetts, owned entirely by the Partnership.

(b)	The 3675 Kennesaw Building is a one-story distribution warehouse building located in Kennesaw, Georgia, owned entirely by the Partnership.

(c)	The Siemens – Orlando Building comprises two single-story office buildings located in Orlando, Florida, owned by Fund XIII-XIV Associates.

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

WELLS REAL ESTATE FUND XIV, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2008

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2005	$35,002,724	$2,509,372

2006 additions	3,395,514	1,571,576
2006 dispositions	(162,644)	(162,644)

BALANCE AT DECEMBER 31, 2006	38,235,594	3,918,304

2007 additions	25,245	1,134,890
2007 dispositions	(13,882,821)	(1,778,827)

BALANCE AT DECEMBER 31, 2007	24,378,018	3,274,367

2008 additions	237,723	990,751

BALANCE AT DECEMBER 31, 2008	$24,615,741	$4,265,118

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the “Joint Venture”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Real estate assets, at cost:
Land	$2,031,250	$2,031,250
Building and improvements, less accumulated depreciation of $1,004,591 and $826,633 at December 31, 2008 and 2007, respectively	6,298,989	6,269,126
Intangible lease assets, less accumulated amortization of $1,298,341 and $1,047,049 at December 31, 2008 and 2007, respectively	333,359	584,651
Construction in progress	29,902	0

Total real estate assets	8,693,500	8,885,027

Cash and cash equivalents	497,355	531,264
Tenant receivables	123,572	169,372
Due from affiliate	0	2,911
Intangible lease origination costs, less accumulated amortization of $714,814 and $576,463 at December 31, 2008 and 2007, respectively	183,723	322,074
Deferred leasing costs, less accumulated amortization of $13,222 and $2,269 at December 31, 2008 and 2007, respectively	30,018	40,971
Other assets	10,416	13,061

Total assets	$9,538,584	$9,964,680

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$67,896	$57,853
Accrued capital expenditures	4,138	0
Due to affiliate	2,546	0
Deferred income	127,293	194,493
Partnership distributions payable	319,594	333,256

Total liabilities	521,467	585,602

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	4,265,097	4,436,304
Wells Real Estate Fund XIV, L.P.	4,752,020	4,942,774

Total partners’ capital	9,017,117	9,379,078

Total liabilities and partners’ capital	$9,538,584	$9,964,680

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
REVENUES:
Rental income	$1,189,347	$1,118,033	$1,167,530
Tenant reimbursements	392,007	330,892	319,969
Interest and other income	8,021	21,007	27,589

Total revenues	1,589,375	1,469,932	1,515,088

EXPENSES:
Property operating costs	389,435	308,521	288,813
Management and leasing fees	69,428	72,973	65,933
Depreciation	177,958	175,360	175,360
Amortization	388,797	445,665	503,648
General and administrative	50,503	75,166	40,906

Total expenses	1,076,121	1,077,685	1,074,660

NET INCOME FROM CONTINUING OPERATIONS	513,254	392,247	440,428

DISCONTINUED OPERATIONS:
Operating income (loss)	(855)	136,198	624,070
Gain on disposition	0	5,104,046	0

Income (loss) from discontinued operations	(855)	5,240,244	624,070

NET INCOME	$512,399	$5,632,491	$1,064,498

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners’ Capital
Balance, December 31, 2005	$11,316,491	$12,608,438	$23,924,929

Net income	503,508	560,990	1,064,498
Partnership contributions	12,497	13,923	26,420
Partnership distributions	(1,094,388)	(1,219,329)	(2,313,717)

Balance, December 31, 2006	10,738,108	11,964,022	22,702,130

Net income	2,664,168	2,968,323	5,632,491
Partnership contributions	32,127	35,795	67,922
Partnership distributions	(8,998,099)	(10,025,366)	(19,023,465)

Balance, December 31, 2007	4,436,304	4,942,774	9,379,078

Net income	242,365	270,034	512,399
Partnership contributions	63,293	70,519	133,812
Partnership distributions	(476,865)	(531,307)	(1,008,172)

Balance, December 31, 2008	$4,265,097	$4,752,020	$9,017,117

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$512,399	$5,632,491	$1,064,498
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	0	(5,104,046)	0
Depreciation	177,958	218,550	426,896
Amortization	400,596	530,449	859,120
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	45,800	47,513	(90,457)
Decrease (increase) in due from affiliate	2,911	(2,911)	0
Decrease (increase) in other assets	2,645	876	(332)
Increase (decrease) in accounts payable and accrued expenses	10,043	(13,727)	27,482
Increase (decrease) in due to affiliate	2,546	(4,094)	(12,341)
(Decrease) increase in deferred income	(67,200)	47,435	(30,730)

Net cash provided by operating activities	1,087,698	1,352,536	2,244,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	0	17,715,680	0
Investment in real estate assets	(230,764)	(24,703)	(24,693)
Payment of deferred leasing costs	0	(43,240)	0

Net cash (used in) provided by investing activities	(230,764)	17,647,737	(24,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	0	(17,715,680)	0
Distributions to joint venture partners in excess of accumulated earnings	(1,021,834)	(1,528,812)	(2,262,645)
Contributions from joint venture partners	130,991	67,380	25,863

Net cash used in financing activities	(890,843)	(19,177,112)	(2,236,782)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,909)	(176,839)	(17,339)

CASH AND CASH EQUIVALENTS, beginning of period	531,264	708,103	725,442

CASH AND CASH EQUIVALENTS, end of period	$497,355	$531,264	$708,103

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to the joint venture	$2,821	$542	$557

Partnership distributions payable	$319,594	$333,256	$554,283

Accrued capital expenditures	$4,138	$0	$0

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, and 2006

1.	ORGANIZATION AND BUSINESS

On August 20, 2003, Wells Real Estate Fund XIII, L.P. (“Fund XIII”) and Wells Real Estate Fund XIV, L.P. (“Fund XIV”) entered into a Georgia general partnership to form Fund XIII and Fund XIV Associates (the “Joint Venture”). The general partners of Fund XIII and Fund XIV are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”).

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On October 30, 2003, the Joint Venture purchased two single-story office buildings containing approximately 82,000-square-feet, the Siemens – Orlando Building, located in Orlando, Florida. On December 19, 2003, the Joint Venture acquired the Randstad – Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia. On March 26, 2004, the Joint Venture purchased an approximate 120,000-square-foot, one story office and warehouse building, 7500 Setzler Parkway, located in Brooklyn Park, Minnesota. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

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

Real Estate Assets

Investment in Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives.

These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements and intangible lease assets are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, management adjusts the real estate assets and related intangible assets to the respective estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2008. Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of the Joint Venture’s real estate assets and related intangible assets and net income.

Allocation of Purchase Price of Acquired Assets

Upon acquisition, the Joint Venture allocated the purchase price of properties to the identifiable tangible assets, which consist of land and building, and identifiable intangible assets and liabilities, which consist of the following items:

•

Direct costs associated with obtaining a new tenant, including commissions, tenant improvements and other direct costs are included in intangible lease origination costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

•	The value of tenant relationships is included in intangible lease assets in the accompanying balance sheets and amortized to expense over the remaining terms of the respective leases.

•

The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

During the years ended December 31, 2008, 2007, and 2006, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liability
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2008	$11,799	$239,493	$138,351	$0

2007	$22,289	$332,551	$194,900	$21,560

2006	$39,768	$546,318	$321,030	$68,687

As of December 31, 2008 and 2007, the Joint Venture had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
2008	$81,452	$1,550,248	$898,538

2007	$81,452	$1,550,248	$898,538

The remaining net unamortized balance for intangible assets and liability will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Absorption Period Costs	Above-Market In-Place Lease Assets
For the year ending December 31:
2009	$188,916	$9,661	$109,342
2010	37,186	3,249	22,314
2011	37,186	3,249	22,314
2012	37,186	3,249	22,314
2013	12,394	1,083	7,439
Thereafter	0	0	0

	$312,868	$20,491	$183,723

Average Amortization Period	4 years	4 years	4 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Joint Venture is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases.

In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, the Joint Venture adjusts the carrying value of the intangible lease assets to the discounted cash flows and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2008 or 2007.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases and are capitalized and amortized on a straight-line basis over the terms of the respective leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately three years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2008 and 2007 are comprised of the following items:

	2008	2007
Prepaid expenses	$3,780	$5,847
Utility deposits	6,564	6,564
Interest receivable	72	650

Total	$10,416	$13,061

Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, for the years ended December 31, 2008 and 2007, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Joint Venture beginning January 1, 2008. The Joint Venture has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB

Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Joint Venture beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Joint Venture’s financial statements to date; however, the Joint Venture is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $30,859, $46,644, and $93,498 for the years ended December 31, 2008, 2007, and 2006, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expense. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred administration expenses of $0, $14,814, and $33,246, respectively, payable to Wells Management for these services, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

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

Due from Affiliate

As presented in the accompanying balance sheets, due from affiliate as of December 31, 2007 reflects amounts due from Wells Management related to an overpayment of property management fees.

Due to Affiliate

As presented in the accompanying balance sheets, due to affiliate as of December 31, 2008 represents property management fees due to Wells Management.

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related 7500 Setzler Parkway, which was sold on January 31, 2007, and the Randstad – Atlanta Building, which was sold on April 24, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2008	2007	2006
Rental income	$0	$282,879	$1,333,200
Reimbursement income	496	77,624	444,636

Total revenues	496	360,503	1,777,836
Property operating costs	1,059	68,722	380,615
Management and leasing fees	0	14,775	74,942
Depreciation	0	43,190	251,536
Amortization	0	84,055	384,391
General and administrative	292	13,563	62,282

Total expenses	1,351	224,305	1,153,766

Operating income (loss)	(855)	136,198	624,070
Gain on disposition	0	5,104,046	0

Income (loss) from discontinued operations	$(855)	$5,240,244	$624,070

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2008 is as follows:

Year ended December 31:
2009	$1,025,897
2010	367,183
2011	378,164
2012	375,003
2013	70,289
Thereafter	0

$2,216,536

Three tenants generated approximately 72%, 16%, and 12% of rental income for the year ended December 31, 2008, and three tenants will generate approximately 41%, 30%, and 29% of future minimum rental income.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2008

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amounts of December 31, 2008					Accumulated Depreciation & Amortization(b)	Date of Construction	Date Acquired
		Land	Buildings and Improve- ments		Land	Buildings and Improve- ments	Intangible Lease Asset	Construction in Progress	Total
SIEMENS – ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$311,996	$2,031,250	$7,303,580	$1,631,700	$29,902	$10,996,432	$2,302,932	2003	10/30/2003

(a)	The Siemens – Orlando Building consists of two single-story office buildings located in Orlando, Florida.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2008

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2005	$24,753,679	$2,228,781

Additions	25,250	1,012,982
Dispositions	(162,644)	(162,644)

BALANCE AT DECEMBER 31, 2006	24,616,285	3,079,119

Additions	25,245	573,390
Dispositions	(13,882,821)	(1,778,827)

BALANCE AT DECEMBER 31, 2007	10,758,709	1,873,682

Additions	237,723	429,250

BALANCE AT DECEMBER 31, 2008	$10,996,432	$2,302,932

EXHIBIT INDEX

TO

2008 FORM 10-K

OF

WELLS REAL ESTATE FUND XIV, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XIV, L.P. (Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Exhibit A to the Prospectus, Commission File No. 333-101463)

*3.2	Certificate of Limited Partnership of Wells Real Estate Fund XIV, L.P. dated October 25, 2002 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.1	Amended and Restated Escrow Agreement between Wells Real Estate Fund XIV, L.P. and SouthTrust Bank (Exhibit 10.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.2	Property Management, Leasing and Asset Management Agreement between Wells Real Estate Fund XIV, L.P. and Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.3	Agreement of Purchase and Sale of Property for the Siemens Orlando Buildings and third amendment thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.4	Lease Agreement with Siemens Shared Services LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.5	Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.6	Purchase and Sale Agreement for the Randstad Atlanta Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.7	Lease Agreement for the Randstad Atlanta Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.8	Purchase and Sale Agreement for the 7500 Setzler Parkway Building (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.9	Lease Agreement for the 7500 Setzler Parkway Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.10	Purchase and Sale Agreement for the 150 Apollo Drive Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIV, L.P. for the quarter ended June 30, 2005, Commission File No. 0-50647)

*10.11	Purchase and Sale Agreement with K75 Phase III Limited Partnership for 3675 Kennesaw 75 Parkway (Exhibit 10.11 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-50647)

Exhibit Number	Description of Document

*10.12	Purchase and Sale Agreement by and among Wells Real Estate Fund XIII, L.P., Wells Real Estate Fund XIV, L.P. and AMB Institutional Alliance Fund III, L.P. for the sale of the 7500 Setzler Parkway Building (Exhibit 10.22 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-49633)

*10.13	Purchase and Sale Agreement for the sale of the Randstat Atlanta Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2007, Commission File No. 0-49633)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002