Form 10-Q
period 2009-06-30
WELLS REAL ESTATE FUND XIV LP
filed 2009-08-12
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership’s results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2009	December 31, 2008
REAL ESTATE, AT COST:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $945,080 and $826,607 as of June 30, 2009 and December 31, 2008, respectively	8,532,203	8,650,676
Intangible lease assets, less accumulated amortization of $1,297,856 and $1,135,579 as of June 30, 2009 and December 31, 2008, respectively	373,240	535,517

Total real estate assets	11,376,373	11,657,123

Investment in joint venture	4,623,993	4,752,021
Cash and cash equivalents	1,729,074	848,232
Tenant receivables	130,076	188,276
Due from joint venture	119,406	168,426
Other assets	11,986	37,175
Intangible lease origination costs, less accumulated amortization of $2,239,487 and $1,962,698 as of June 30, 2009 and December 31, 2008, respectively	539,888	816,677

Total assets	$18,530,796	$18,467,930

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$67,435	$81,754
Deferred income	16,229	0
Due to affiliates	6,044	14,750

Total liabilities	89,708	96,504

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 2,648,615 units issued and outstanding	18,439,749	18,370,784
Tax Preferred – 825,508 units issued and outstanding	0	0
General partners	1,339	642

Total partners’ capital	18,441,088	18,371,426

Total liabilities and partners’ capital	$18,530,796	$18,467,930

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Rental income	$288,548	$288,548	$577,097	$577,097
Tenant reimbursements	140,167	141,335	293,481	339,034
Interest and other income	36	1,599	42	4,351

Total revenues	428,751	431,482	870,620	920,482

EXPENSES:
Property operating costs	120,281	128,066	261,668	309,082
Management and leasing fees:
Related-party	11,201	10,294	22,428	22,594
Other	10,536	9,565	18,612	18,046
Depreciation	59,236	59,202	118,473	118,473
Amortization	217,976	217,976	435,952	435,951
General and administrative	25,955	43,218	80,955	105,080

Total expenses	445,185	468,321	938,088	1,009,226

EQUITY IN INCOME OF JOINT VENTURE	76,088	64,101	137,130	136,252

NET INCOME	$59,654	$27,262	$69,662	$47,508

NET INCOME (LOSS) ALLOCATED:
CASH PREFERRED LIMITED PARTNERS	$59,058	$380,144	$68,965	$755,076

TAX PREFERRED LIMITED PARTNERS	$0	$(352,882)	$0	$(707,568)

GENERAL PARTNERS	$596	$0	$697	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.02	$ 0.14	$0.03	$ 0.29

TAX PREFERRED	$0.00	$(0.43)	$0.00	$(0.86)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,648,615	2,648,615	2,648,615	2,648,115

TAX PREFERRED	825,508	825,508	825,508	826,008

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	2,647,615	$17,548,501	826,508	$1,310,305	$0	$18,858,806

Tax preferred conversion elections	1,000	1,156	(1,000)	(1,156)	0	0
Net income (loss)	0	1,420,183	0	(1,309,149)	642	111,676
Distributions of operating cash flow ($0.23 per weighted-average Cash Preferred Unit)	0	(599,056)	0	0	0	(599,056)

BALANCE, December 31, 2008	2,648,615	18,370,784	825,508	0	642	18,371,426

Net income	0	68,965	0	0	697	69,662

BALANCE, June 30, 2009	2,648,615	$18,439,749	825,508	$0	$1,339	$18,441,088

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,662	$47,508
Operating distributions received from joint venture	314,178	325,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,473	118,473
Amortization	439,066	439,065
Equity in income of joint venture	(137,130)	(136,252)
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	58,200	(8,351)
Decrease (increase) in other assets	25,189	(4,457)
Decrease in accounts payable and accrued expenses	(14,319)	(1,182)
Increase (decrease) in deferred income	16,229	(7,787)
(Decrease) increase in due to affiliates	(8,706)	5,966

Net cash provided by operating activities	880,842	778,142

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	0	(803,266)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	880,842	(25,124)

CASH AND CASH EQUIVALENTS, beginning of period	848,232	482,904

CASH AND CASH EQUIVALENTS, end of period	$1,729,074	$457,780

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$208,403

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 (unaudited)

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

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership has evaluated subsequent events occurring during the period from July 1, 2009 through August 12, 2009, the date of filing with the SEC.

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

Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, and the gain on sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportion that net cash from operations is distributed to the partners holding Cash Preferred Units and the General Partner. To the extent the Partnership’s net income in any year exceeds net cash from operations, such excess net income will be allocated 99% to the limited partners holding Cash Preferred Units and 1% to the General Partners.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies U.S. auditing literature and states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” SFAS 165 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued; however, management must also disclose the date through which events or transactions have been evaluated. Management must perform its assessment for both interim and annual financial reporting periods. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Partnership’s financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership expects that the adoption of SFAS 168 will not have a significant impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months and six months ended June 30, 2009 and 2008, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund XIII-XIV Associates	$397,966	$396,284	$144,379	$121,023	$0	$611	$144,379	$121,634

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund XIII-XIV Associates	$788,438	$788,462	$260,208	$257,535	$0	$1,008	$260,208	$258,543

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Venture are provided below:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-XIV Associates	$0	$0	$0	$1,008	$0	$1,008

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of June 30, 2009 and December 31, 2008 represents operating cash flow generated by the Joint Venture for the three months ended June 30, 2009 and December 31, 2008, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the properties owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership’s share of management, leasing and asset management fees and lease acquisition costs from properties owned directly and through the Joint Venture and payable to Wells Management is $14,117 and $14,478 for the three months ended June 30, 2009 and 2008, respectively, and $31,044 and $30,220 for the six months ended June 30, 2009 and 2008, respectively.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $21,929 and $23,022 payable to Wells Capital and Wells Management for the three months ended June 30, 2009 and 2008, respectively, and $46,315 and $47,492 for the six months ended June 30, 2009 and 2008, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.

Due to Affiliates

As of June 30, 2009 and December 31, 2008, due to affiliates was comprised of the following items:

	June 30, 2009	December 31, 2008
Administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management	$6,044	$9,648
Management, leasing, and asset management fees due to Wells Management	0	5,102

	$6,044	$14,750

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Action Against Related-Parties below). In addition, WREF guarantees unsecured debt of another WREF-sponsored product which was in the amount of approximately $34.7 million as of July 31, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership’s General Partners; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the

Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the Court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The defendants responded to the plaintiff’s motion for leave to amend on April 30, 2009. The plaintiff filed its reply in support of its motion for leave to amend on May 18, 2009. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through November 30, 2009, one of the tenants at the Siemens – Orlando Building, Etour and Travel, Inc. (“Etour”), has the right to request the reimbursement of tenant improvements of up to approximately $79,000, which would be required to be funded by Fund XIII-XIV Associates. As of June 30, 2009, Fund XIII-XIV Associates has funded Etour’s first reimbursement request of approximately $30,000 of the aforementioned obligation to reimburse tenant improvements. Through September 30, 2010, the majority tenant at the Siemens – Orlando Building, Siemens Shared Services, LLC (“Siemens”), has the right to request the reimbursement of tenant improvements of up to approximately $237,000, which would be required to be funded by Fund XIII-XIV Associates. As of June 30, 2009, Fund XIII-XIV Associates had not yet received a request for reimbursement of the aforementioned obligation to reimburse Siemens’ tenant improvements.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own a 100% interest in two properties and a partial interest in one additional property, all of which are currently 100% leased. On May 20, 2009, Fund XIII-XIV Associates completed a lease amendment with Siemens, the majority tenant at the Siemens – Orlando Building, which extended the termination date of the lease from September 30, 2009 to September 30, 2011. Our focus in the near-term is to maintain the high occupancy level of our portfolio and maximize operating performance of each of our assets.

The second quarter 2009 operating distributions to limited partners were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs, tenant improvement reimbursement obligations and capital improvements at the Siemens – Orlando Building and 150 Apollo Drive.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and our post-closing involvement with buyers. As of July 31, 2009, the Partnership owned interests in three properties.

Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease to Siemens extends through September 2011.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, is 100% leased to Avaya, Inc. until April 2010.

•	The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, is 100% leased to World Electric Supply, Inc. until October 2012.

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

Short-Term Liquidity

During the six months ended June 30, 2009, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $881,000. Such operating cash flows are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2009 to fund our pro rata share of anticipated re-leasing costs, tenant improvement reimbursement obligations and capital improvements at the Siemens – Orlando Building and 150 Apollo Drive. The extent of future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs, and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that operating distributions from the Joint Venture may decline in the near term as a result of funding our pro rata share of anticipated re-leasing costs and tenant improvement reimbursement obligations at the Siemens – Orlando Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $90,000, as of June 30, 2009. During the remainder of 2009, we anticipate that we will be able to fund our proportionate share of capital expenditures noted above out of operating cash flows and net sale proceeds.

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

As of June 30, 2009, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2009	Undistributed Net Sale Proceeds as of June 30, 2009
				Amount	Purpose

7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$0	—	$4,597,063	$0

Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	0	—	4,692,937	46,163

Total			$9,336,163	$0		$9,290,000	$46,163

Upon evaluating the anticipated capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds to fund our pro rata share of anticipated re-leasing costs, tenant improvement reimbursement obligations and capital improvements at the Siemens – Orlando Building and 150 Apollo Drive.

Results of Operations

Comparison of the three months ended June 30, 2009 versus the three months ended June 30, 2008

Rental income, tenant reimbursements, property operating costs, management and leasing fees, depreciation expense, and amortization expense remained relatively constant for the three months ended June 30, 2009 and June 30, 2008. Given the current stability of the properties we own directly, we anticipate that rental income, tenant reimbursements, property operating costs, management and leasing fees, depreciation expense, and amortization expense will remain at similar levels in the near term; however, if the sole tenant of 150 Apollo Drive does not extend its current lease (which is currently scheduled to expire in April 2010) and we are unable to secure a replacement tenant in a timely manner, rental income and tenant reimbursements would decline in the future.

Interest and other income was $36 and $1,599 for the three months ended June 30, 2009 and 2008, respectively. The decrease is primarily a result of a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future property dispositions and net sale proceeds distributions to the limited partners.

General and administrative expenses were $25,955 and $43,218 for the three months ended June 30, 2009 and 2008, respectively. The decrease is primarily due to a decrease in accounting expenses due to timing of work performed and a decrease in printing costs. Absent temporary fluctuations throughout the course of the year, we anticipate that changes in the future levels of our general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Equity in income of Joint Venture was $76,088 and $64,101 for the three months ended June 30, 2009 and 2008, respectively. The increase is primarily due to roof repair costs incurred at the Siemens – Orlando Building in the second quarter of 2008. We anticipate equity in income of Joint Venture to remain at similar levels in the near term.

Comparison of the six months ended June 30, 2009 versus the six months ended June 30, 2008

Rental income, management and leasing fees, depreciation expense, amortization expense, and equity in income of Joint Venture remained relatively constant for the six months ended June 30, 2009 and June 30, 2008. Given the current stability of the properties we own directly or through the Joint Venture, we anticipate that rental income, management and leasing fees, depreciation expense, amortization expense, and equity in income of Joint Venture will remain at similar levels in the near term; however, if the sole tenant of 150 Apollo Drive does not extend its current lease (which is currently scheduled to expire in April 2010) and we are unable to secure a replacement tenant in a timely manner, rental income and tenant reimbursements would decline in the future.

Tenant reimbursements at the properties we own directly were $293,481 and $339,034 for the six months ended June 30, 2009 and 2008, respectively. Property operating costs at the properties we own directly were $261,668 and $309,082 for the six months ended June 30, 2009 and 2008, respectively. The decreases are primarily due to a decrease in reimbursable repairs and maintenance costs and property taxes levied at 150 Apollo Drive. Given the current stability of the properties we own directly, we expect tenant reimbursements and property operating costs to remain at similar levels in the near term.

Interest and other income was $42 and $4,351 for the six months ended June 30, 2009 and 2008, respectively. The decrease is primarily a result of a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future property dispositions and net sale proceeds distributions to the limited partners.

General and administrative expenses were $80,955 and $105,080 for the six months ended June 30, 2009 and 2008, respectively. This decrease is attributable to (i) a temporary variance that corresponds with the timing of work performed by our external accountants in the current year and (ii) a decline in printing costs in 2009. Absent temporary fluctuations throughout the course of the year, we anticipate that changes in the future levels of our general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to the respective estimated fair values, pursuant to the provisions of SFAS No. 144, and recognize an impairment loss. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of June 30, 2009.

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

During the three months ended June 30, 2009 and 2008, the Partnership recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the three months ended June 30:	Above-Market In-Place Lease Asset	Absorption Period Costs
2009	$1,557	$79,582	$138,394

2008	$1,557	$79,582	$138,394

During the six months ended June 30, 2009 and 2008, the Partnership recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the six months ended June 30:	Above-Market In-Place Lease Asset	Absorption Period Costs
2009	$3,114	$159,163	$276,789

2008	$3,114	$159,163	$276,788

As of June 30, 2009 and December 31, 2008, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
June 30, 2009	$42,045	$1,629,051	$2,779,375

December 31, 2008	$42,045	$1,629,051	$2,779,375

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Asset	Absorption Period Costs
2009	$ 3,114	$159,163	$276,788
2010	6,229	129,364	205,478
2011	6,229	34,883	31,430
2012	5,190	29,068	26,192
Thereafter	0	0	0

	$20,762	$352,478	$539,888

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

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through November 30, 2009, one of the tenants at the Siemens – Orlando Building, Etour, has the right to request the reimbursement of tenant improvements of up to approximately $79,000, which would be required to be funded by Fund XIII-XIV Associates. As of June 30, 2009, Fund XIII-XIV Associates has funded Etour’s first reimbursement request of approximately $30,000 of the aforementioned obligation to reimburse tenant improvements. Through September 30, 2010, the majority tenant at the Siemens – Orlando Building, Siemens, has the right to request the reimbursement of tenant improvements of up to approximately $237,000, which would be required to be funded by Fund XIII-XIV Associates. As of June 30, 2009, Fund XIII-XIV Associates had not yet received a request for reimbursement of the aforementioned obligation to reimburse Siemens’ tenant improvements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2009, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2009.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2009.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 12, 2009	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2009	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIV, L.P.

Exhibit Number	Description of Document

*10.1	Second Amendment to Lease Agreement with Siemens Shared Services, LLC (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2009, Commission File No. 0-49633)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference