Form 10-Q
period 2009-09-30
WELLS REAL ESTATE FUND XIV LP
filed 2009-11-12
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership’s results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2009	December 31, 2008
REAL ESTATE, AT COST:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $1,004,317 and $826,607 as of September 30, 2009 and December 31, 2008, respectively	8,472,966	8,650,676
Intangible lease assets, less accumulated amortization of $1,378,994 and $1,135,579 as of September 30, 2009 and December 31, 2008, respectively	292,102	535,517

Total real estate assets	11,235,998	11,657,123

Investment in joint venture	4,540,725	4,752,021
Cash and cash equivalents	2,173,769	848,232
Tenant receivables	108,327	188,276
Due from joint venture	143,513	168,426
Other assets	10,232	37,175
Intangible lease origination costs, less accumulated amortization of $2,377,881 and $1,962,698 as of September 30, 2009 and December 31, 2008, respectively	401,494	816,677

Total assets	$18,614,058	$18,467,930

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$70,874	$81,754
Deferred income	72,688	0
Due to affiliates	9,279	14,750

Total liabilities	152,841	96,504

Commitments and contingencies

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 2,648,615 units issued and outstanding	18,459,677	18,370,784
Tax Preferred – 825,508 units issued and outstanding	0	0
General partners	1,540	642

Total partners’ capital	18,461,217	18,371,426

Total liabilities and partners’ capital	$18,614,058	$18,467,930

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Rental income	$288,549	$288,549	$865,646	$865,646
Tenant reimbursements	133,768	158,685	427,249	497,719
Interest and other income	13	1,574	56	5,926

Total revenues	422,330	448,808	1,292,951	1,369,291

EXPENSES:
Property operating costs	117,275	140,100	378,943	449,182
Management and leasing fees:
Related-party	13,775	12,342	36,203	34,936
Other	8,731	8,480	27,343	26,526
Depreciation	59,237	59,237	177,710	177,710
Amortization	217,975	217,975	653,926	653,926
General and administrative	45,454	43,539	126,409	148,619

Total expenses	462,447	481,673	1,400,534	1,490,899

EQUITY IN INCOME OF JOINT VENTURE	60,245	64,634	197,374	200,886

NET INCOME	$20,128	$31,769	$89,791	$79,278

NET INCOME (LOSS) ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$19,927	$382,556	$88,893	$1,137,633

TAX PREFERRED LIMITED PARTNERS	$0	$(351,105)	$0	$(1,058,673)

GENERAL PARTNERS	$201	$318	$898	$318

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.01	$ 0.14	$0.03	$ 0.43

TAX PREFERRED	$0.00	$(0.43)	$0.00	$(1.28)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,648,615	2,648,615	2,648,615	2,648,282

TAX PREFERRED	825,508	825,508	825,508	825,841

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	2,647,615	$17,548,501	826,508	$1,310,305	$0	$18,858,806

Tax preferred conversion elections	1,000	1,156	(1,000)	(1,156)	0	0
Net income (loss)	0	1,420,183	0	(1,309,149)	642	111,676
Distributions of operating cash flow ($0.23 per weighted-average Cash Preferred Unit)	0	(599,056)	0	0	0	(599,056)

BALANCE, December 31, 2008	2,648,615	18,370,784	825,508	0	642	18,371,426

Net income	0	88,893	0	0	898	89,791

BALANCE, September 30, 2009	2,648,615	$18,459,677	825,508	$0	$1,540	$18,461,217

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,791	$79,278
Operating distributions received from joint venture	433,583	467,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177,710	177,710
Amortization	658,598	658,598
Equity in income of joint venture	(197,374)	(200,886)
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	79,949	(25,991)
Decrease (increase) in other assets	26,943	(4,361)
(Decrease) increase in accounts payable and accrued expenses	(10,880)	31,789
Increase in deferred income	72,688	23,774
(Decrease) increase in due to affiliates	(5,471)	844

Net cash provided by operating activities	1,325,537	1,207,951

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	0	(1,011,669)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,325,537	196,282

CASH AND CASH EQUIVALENTS, beginning of period	848,232	482,904

CASH AND CASH EQUIVALENTS, end of period	$2,173,769	$679,186

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (unaudited)

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

During the periods presented, the Partnership owned interests in the following joint venture (the “Joint Venture”) and property:

Joint Venture	Joint Venture Partners	Properties
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	Siemens– Orlando Building Two single-story office buildings located in Orlando, Florida

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Venture and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership has evaluated subsequent events occurring during the period from October 1, 2009 through November 12, 2009, the date of filing with the SEC.

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

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding non-financial assets and non-financial liabilities effective January 1, 2009.

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

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (“Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Partnership’s financial statements or disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s financial statement presentation.

3.	INVESTMENT IN JOINT VENTURE

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months and nine months ended September 30, 2009 and 2008, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund XIII-XIV Associates	$402,908	$394,970	$114,316	$122,646	$0	$0	$114,316	$122,646

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund XIII-XIV Associates	$1,191,346	$1,183,432	$374,525	$380,181	$0	$1,008	$374,525	$381,189

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Venture are provided below:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-XIV Associates	$0	$0	$0	$1,008	$0	$1,008

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of September 30, 2009 and December 31, 2008 represents operating cash flow generated by the Joint Venture for the three months ended September 30, 2009 and December 31, 2008, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the properties owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership’s share of management, leasing and asset management fees and lease acquisition costs from properties owned directly and through the Joint Venture and payable to Wells Management is $19,156 and $16,544 for the three months ended September 30, 2009 and 2008, respectively, and $50,200 and $46,764 for the nine months ended September 30, 2009 and 2008, respectively.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $21,324 and $22,626 payable to Wells Capital and Wells Management for the three months ended September 30, 2009 and 2008, respectively, and $67,639 and $70,118 for the nine months ended September 30, 2009 and 2008, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.

Due to Affiliates

As of September 30, 2009 and December 31, 2008, due to affiliates was comprised of the following items:

	September 30, 2009	December 31, 2008
Administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management	$7,859	$ 9,648
Management, leasing, and asset management fees due to Wells Management	1,420	5,102

	$9,279	$14,750

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Action Against Related-Parties below). In addition, WREF guarantees unsecured debt of another WREF-sponsored product which was in the amount of approximately $23.7 million as of October 31, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership’s General Partners; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. The parties are presently engaged in expert discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through November 30, 2009, one of the tenants at the Siemens – Orlando Building, Etour and Travel, Inc. (“Etour”), has the right to request the reimbursement of tenant improvements of up to approximately $79,000, which would be required to be funded by Fund XIII-XIV Associates. As of September 30, 2009, Fund XIII-XIV Associates has funded Etour’s first reimbursement request of approximately $30,000 of the aforementioned obligation to reimburse tenant improvements. Through September 30, 2010, the majority tenant at the Siemens – Orlando Building, Siemens Shared Services, LLC (“Siemens”), has the right to request the reimbursement of tenant improvements of up to approximately $237,000, which would be required to be funded by Fund XIII-XIV Associates. As of September 30, 2009, Fund XIII-XIV Associates had not yet received a request for reimbursement of the aforementioned obligation to reimburse Siemens’ tenant improvements.

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

The third quarter 2009 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs, tenant improvement reimbursement obligations and capital improvements at the Siemens – Orlando Building and 150 Apollo Drive.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and our post-closing involvement with buyers. As of October 31, 2009, the Partnership owned interests in three properties.

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

Short-Term Liquidity

During the nine months ended September 30, 2009, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $1,326,000. Such operating cash flows are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2009 to fund our pro rata share of anticipated re-leasing costs, tenant improvement reimbursement obligations and capital improvements at the Siemens – Orlando Building and 150 Apollo Drive. The extent of future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs, and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that operating distributions from the Joint Venture may decline in the near term as a result of funding our pro rata share of anticipated re-leasing costs and tenant improvement reimbursement obligations at the Siemens – Orlando Building and 150 Apollo Drive.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $153,000, as of September 30, 2009. During the remainder of 2009, we anticipate that we will be able to fund our proportionate share of capital expenditures noted above out of operating cash flows and net sale proceeds.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated by the Joint Venture and our directly owned properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Venture or directly by the Partnership. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements and to pay operating distributions to our limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Venture, which are dependent upon the net operating income generated by the Joint Venture’s remaining property, and our directly owned properties, less reserves for known or anticipated capital expenditures.

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

As of September 30, 2009, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2009	Undistributed Net Sale Proceeds as of September 30, 2009
Property Sold				Amount	Purpose

7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$0	—	$4,597,063	$0

Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	0	—	4,692,937	46,163

Total			$9,336,163	$0		$9,290,000	$46,163

Upon evaluating the anticipated capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds to fund our pro rata share of anticipated re-leasing costs, tenant improvement reimbursement obligations and capital improvements at the Siemens – Orlando Building and 150 Apollo Drive.

Results of Operations

Comparison of the three months ended September 30, 2009 versus the three months ended September 30, 2008

Rental income, management and leasing fees, depreciation expense, amortization expense, general and administrative expenses, and equity in income of Joint Venture remained relatively constant for the three months ended September 30, 2009 and September 30, 2008. We anticipate that rental income, management and leasing fees, depreciation expense, amortization expense, and equity in income of Joint Venture will remain at similar levels until May 2010, at which point rental income is expected to decline unless we are unable to secure a replacement tenant for the square footage leased through April 30, 2010 by Avaya, Inc., the sole tenant at 150 Apollo Drive. Absent temporary fluctuations throughout the course of the year, we anticipate that changes in the future levels of our general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Tenant reimbursements at the properties we own directly were $133,768 and $158,685 for the three months ended September 30, 2009 and 2008, respectively. Property operating costs at the properties we own directly were $117,275 and $140,100 for the three months ended September 30, 2009 and 2008, respectively. The decreases are primarily due to a decrease in reimbursable repairs and maintenance costs at 150 Apollo Drive and the 3675 Kennesaw Building. We expect tenant reimbursements and property operating costs to remain at similar levels until May 2010 at which point tenant reimbursements is expected to decline unless we are unable to secure a replacement tenant for the square footage leased through April 30, 2010 by Avaya, Inc., the sole tenant at 150 Apollo Drive.

Interest and other income was $13 and $1,574 for the three months ended September 30, 2009 and 2008, respectively. The decrease is primarily a result of a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future property dispositions and net sale proceeds distributions to the limited partners.

Comparison of the nine months ended September 30, 2009 versus the nine months ended September 30, 2008

Rental income, management and leasing fees, depreciation expense, amortization expense, and equity in income of Joint Venture remained relatively constant for the nine months ended September 30, 2009 and September 30, 2008. We anticipate that rental income, management and leasing fees, depreciation expense, amortization expense, and equity in income of Joint Venture will remain at similar levels until May 2010 at which point rental income is expected to decline unless we are unable to secure a replacement tenant for the square footage leased through April 30, 2010 by Avaya, Inc., the sole tenant at 150 Apollo Drive.

Tenant reimbursements at the properties we own directly were $427,249 and $497,719 for the nine months ended September 30, 2009 and 2008, respectively. Property operating costs at the properties we own directly were $378,943 and $449,182 for the nine months ended September 30, 2009 and 2008, respectively. The decreases are primarily due to a decrease in reimbursable repairs and maintenance costs and property taxes levied at 150 Apollo Drive. We expect tenant reimbursements and property operating costs to remain at similar levels until May 2010 at which point tenant reimbursements is expected to decline unless we are unable to secure a replacement tenant for the square footage leased through April 30, 2010 by Avaya, Inc., the sole tenant at 150 Apollo Drive.

Interest and other income was $56 and $5,926 for the nine months ended September 30, 2009 and 2008, respectively. The decrease is primarily a result of a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future property dispositions and net sale proceeds distributions to the limited partners.

General and administrative expenses were $126,409 and $148,619 for the nine months ended September 30, 2009 and 2008, respectively. This decrease is attributable to a temporary decline in accounting fees related to the timing of work performed by our external accountants in the current year. Absent temporary fluctuations throughout the course of the year, we anticipate that changes in the future levels of our general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of September 30, 2009.

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

During the three months ended September 30, 2009 and 2008, the Partnership recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended September 30:
2009	$1,557	$79,581	$138,394

2008	$1,557	$79,581	$138,394

During the nine months ended September 30, 2009 and 2008, the Partnership recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the nine months ended September 30:
2009	$4,672	$238,743	$415,183

2008	$4,672	$238,743	$415,183

As of September 30, 2009 and December 31, 2008, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
September 30, 2009	$42,045	$1,629,051	$2,779,375

December 31, 2008	$42,045	$1,629,051	$2,779,375

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ending December 31:
2009	$ 1,557	$79,581	$138,394
2010	6,229	129,364	205,478
2011	6,229	34,883	31,430
2012	5,190	29,069	26,192

	$19,205	$272,897	$401,494

Related-Party Transactions

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

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through November 30, 2009, one of the tenants at the Siemens – Orlando Building, Etour, has the right to request the reimbursement of tenant improvements of up to approximately $79,000, which would be required to be funded by Fund XIII-XIV Associates. As of September 30, 2009, Fund XIII-XIV Associates has funded Etour’s first reimbursement request of approximately $30,000 of the aforementioned obligation to reimburse tenant improvements. Through September 30, 2010, the majority tenant at the Siemens – Orlando Building, Siemens, has the right to request the reimbursement of tenant improvements of up to approximately $237,000, which would be required to be funded by Fund XIII-XIV Associates. As of September 30, 2009, Fund XIII-XIV Associates had not yet received a request for reimbursement of the aforementioned obligation to reimburse Siemens’ tenant improvements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2009, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2009.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2009.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

November 12, 2009	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 12, 2009	/s/ DOUGLAS P. WILLIAMS
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