Form 10-Q
period 2010-03-31
WELLS REAL ESTATE FUND XIV LP
filed 2010-05-13
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIV, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The Partnership’s results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2010	December 31, 2009
REAL ESTATE, AT COST:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $1,122,789 and $1,063,553 as of March 31, 2010 and December 31, 2009, respectively	8,354,494	8,413,730
Intangible lease assets, less accumulated amortization of $347,466 and $1,460,132 as of March 31, 2010 and December 31, 2009, respectively	109,242	210,964

Total real estate assets	10,934,666	11,095,624

Investment in joint venture	4,536,846	4,499,955
Cash and cash equivalents	2,228,757	2,536,557
Tenant receivables	112,168	100,045
Due from joint venture	84,548	152,168
Other assets	50,669	6,595
Deferred leasing costs	958,931	0
Intangible lease origination costs, less accumulated amortization of $455,487 and $2,516,275 as of March 31, 2010 and December 31, 2009, respectively	86,789	263,100

Total assets	$18,993,374	$18,654,044

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$59,901	$54,682
Accrued capital expenditures	495,721	0
Deferred income	69,627	68,900
Due to affiliates	13,215	16,942

Total liabilities	638,464	140,524

Commitments and contingencies

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 2,648,615 units issued and outstanding	18,354,433	18,511,457
Tax Preferred – 825,508 units issued and outstanding	0	0
General partners	477	2,063

Total partners’ capital	18,354,910	18,513,520

Total liabilities and partners’ capital	$18,993,374	$18,654,044

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2010	2009
REVENUES:
Rental income	$174,700	$288,549
Tenant reimbursements	77,037	153,315
Interest and other income	8	6

Total revenues	251,745	441,870

EXPENSES:
Property operating costs	115,346	141,388
Management and leasing fees:
Related-party	6,935	11,226
Other	7,110	8,077
Depreciation	59,236	59,237
Amortization	276,476	217,975
General and administrative	66,691	55,000

Total expenses	531,794	492,903

EQUITY IN INCOME OF JOINT VENTURE	121,439	61,041

NET INCOME (LOSS)	$(158,610)	$10,008

NET INCOME (LOSS) ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$(157,024)	$9,908

TAX PREFERRED LIMITED PARTNERS	$0	$0

GENERAL PARTNERS	$(1,586)	$100

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$(0.06)	$0.00

TAX PREFERRED	$ 0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,648,615	2,648,615

TAX PREFERRED	825,508	825,508

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	2,648,615	$18,370,784	825,508	$0	$642	$18,371,426

Net income	0	140,673	0	0	1,421	142,094

BALANCE, December 31, 2009	2,648,615	18,511,457	825,508	0	2,063	18,513,520

Net loss	0	(157,024)	0	0	(1,586)	(158,610)

BALANCE, March 31, 2010	2,648,615	$18,354,433	825,508	$0	$477	$18,354,910

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(158,610)	$10,008
Operating distributions received from joint venture	152,168	168,426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	59,236	59,237
Amortization	278,033	219,532
Equity in income of joint venture	(121,439)	(61,041)
Operating changes in assets and liabilities:
Increase in tenant receivables	(12,123)	(7,739)
(Increase) decrease in other assets	(44,074)	34,791
Increase (decrease) in accounts payable and accrued expenses	5,219	(6,616)
Increase in deferred income	727	33,807
(Decrease) increase in due to affiliates	(3,727)	1,751

Net cash provided by operating activities	155,410	452,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred leasing costs	(463,210)	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(307,800)	452,156

CASH AND CASH EQUIVALENTS, beginning of period	2,536,557	848,232

CASH AND CASH EQUIVALENTS, end of period	$2,228,757	$1,300,388

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued deferred leasing costs	$495,721	$0

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 (unaudited)

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
A one-story distribution warehouse building located in Kennesaw, Georgia

During the periods presented, the Partnership owned interests in the following joint venture (the “Joint Venture”) and property:

Joint Venture	Joint Venture Partners	Property
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	•Wells Real Estate Fund XIII, L.P. •Wells Real Estate Fund XIV, L.P.	Siemens– Orlando Building Two single-story office buildings located in Orlando, Florida

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Venture and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, management adjusts the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

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

Distribution of Net Cash from Operations

Net cash from operations, if available and unless reserved, is generally distributed quarterly to the partners as follows:

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to ASC Topic Fair Value Measurements and Disclosures (“ASC 820”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Partnership on January 1, 2011. The adoption of ASC 820 did not have a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months ended March 31, 2010 and 2009, respectively:

	Total Revenues		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Fund XIII-XIV Associates	$431,098	$390,472	$230,434	$115,829

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of March 31, 2010 and December 31, 2009 represents operating cash flow generated by the Joint Venture for the three months ended March 31, 2010 and December 31, 2009, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership’s share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $11,410 and $16,926 for the three months ended March 31, 2010 and 2009, respectively.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $28,272 and $24,386 payable to Wells Capital and Wells Management for the three months ended March 31, 2010 and 2009, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.

Due to Affiliates

As of March 31, 2010 and December 31, 2009, due to affiliates was comprised of the following items:

	March 31, 2010	December 31, 2009
Administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management	$11,679	$13,069
Management, leasing, and asset management fees due to Wells Management	1,536	3,873

	$13,215	$16,942

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership’s General Partners; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. On December 4, 2009, the parties filed motions for summary judgment. The parties filed their responses to the motions for summary judgment on January 29, 2010. The parties’ respective replies to the responses to the motions for summary judgment were filed on February 19, 2010. The motions for summary judgment are currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

5.	COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership and its General Partners are parties to legal proceedings which arise in the ordinary course of our business. The Partnership is not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us.

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or to provide other expenditures for the benefit of the tenant. In connection with a 2009 lease amendment, Fund XIII-XIV Associates provided a landlord-funded tenant allowance available through September 30, 2010 to Siemens Shared Services, Inc., the majority tenant at the Siemens – Orlando Building, of which approximately $93,000 remained available for use as of March 31, 2010.

In connection with a new lease agreement executed in January 2010, the Partnership provided a landlord-funded tenant allowance available through April 30, 2011 to Harris Corporation (“Harris”), the new sole tenant at 150 Apollo Drive, equal to approximately $1,797,000, of which approximately $449,000 has been incurred, and approximately $1,348,000 remained available for use as of March 31, 2010. The amount incurred in the first quarter of 2010 has been recorded as accrued capital expenditures as of March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We currently own a 100% interest in two properties and a partial interest in one additional property, all of which are currently 100% leased. On January 28, 2010, the Partnership entered into a 96-month lease agreement with Harris for 100% of 150 Apollo Drive, which commenced May 1, 2010 and extends through April 30, 2018 (the “Harris Lease”). In connection with the Harris lease, Avaya, the previous tenant of 150 Apollo Drive, agreed to surrender space on a staged basis by April 30, 2010. Our focus in the near-term is to attempt to maintain the high occupancy level of our portfolio concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

The first quarter 2010 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and tenant allowance reimbursement obligations remaining for the Siemens – Orlando Building and 150 Apollo Drive, in connection with recent leasing activity.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of April 30, 2010, the Partnership owned interests in three properties.

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

•

The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, is currently 100% leased to Harris through April 2018. We are currently marketing this property for disposition.

•	The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, is 100% leased to World Electric Supply, Inc. through October 2012.

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

Short-Term Liquidity

During the three months ended March 31, 2010, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $155,000. Such operating cash flows generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in the first quarter of 2010 to fund our pro rata share of re-leasing costs and tenant improvement reimbursement obligations remaining for the Siemens – Orlando Building and 150 Apollo Drive. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs, and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that operating distributions from the Joint Venture may decline in the near term as a result of funding our pro rata share of the remaining tenant improvement reimbursement obligation remaining for the Siemens – Orlando Building.

We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $638,000, as of March 31, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Venture and net proceeds generated from the sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the properties owned through the Joint Venture or by the Partnership directly. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Venture, less expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Venture, which are dependent upon the net operating income generated by the Joint Venture’s remaining property, and our directly owned properties, less reserves for known or anticipated capital expenditures.

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

As of March 31, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2010	Undistributed Net Sale Proceeds as of March 31, 2010
				Amount	Purpose

7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$0	—	$4,597,063	$0

Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	0	—	4,692,937	46,163

Total			$9,336,163	$0		$9,290,000	$46,163

Upon evaluating the anticipated capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds to fund our pro rata share of anticipated re-leasing costs and tenant allowance reimbursement obligations for the Siemens – Orlando Building and 150 Apollo Drive, in connection with recent leasing activity.

Results of Operations

Comparison of the three months ended March 31, 2010 versus the three months ended March 31, 2009

Rental income at the properties we own directly decreased from $288,549 for the three months ended March 31, 2009 to $174,700 for the three months ended March 31, 2010 primarily due to a lower average economic occupancy at 150 Apollo Drive in the first quarter of 2010 (50%) as compared to the first quarter of 2009 (100%). We expect to earn future rental income at a level higher than in the first quarter of 2010 due to the Harris Lease which became effective May 1, 2010 and includes a stabilized lease rental rate similar to the lease previously in place at 150 Apollo Drive.

Tenant reimbursements at the properties we own directly decreased from $153,315 for the three months ended March 31, 2009 to $77,037 for the three months ended March 31, 2010. Property operating costs at the properties we own directly decreased from $141,388 for the three months ended March 31, 2009 to $115,346 for the three months ended March 31, 2010. These decreases are primarily a result of the termination of the Avaya, Inc. lease effective January 2010. The decline in tenant reimbursements is more substantial than the decline in property operating costs because a portion of the property operating costs is incurred regardless of the property’s occupancy level. We anticipate future levels of tenant reimbursements and property operating costs to increase in the near term due to the execution of the Harris lease at 150 Apollo Drive, which will increase the occupancy level at the property to 100% effective May 1, 2010.

Management and leasing fees at the properties we own directly decreased from $19,303 for the three months ended March 31, 2009 to $14,045 for the three months ended March 31, 2010 due to the corresponding decreases in the collections of rental income and tenant reimbursements. Management and leasing fees are incurred as a function of cash receipts collected from tenants (see Note 4 – “Related Party Transactions”). Therefore, future management and leasing fees are expected to fluctuate as a function of future receipts of rental income and tenant reimbursements.

Depreciation expense remained relatively constant for the three months ended March 31, 2010 and March 31, 2009. We anticipate that depreciation expense will increase in the near term due to tenant improvements incurred in connection with the Harris lease.

Amortization expense increased from $217,975 for the three months ended March 31, 2009 to $276,476 for the three months ended March 31, 2010 due to the write off of tenant specific assets as a result of the termination of the Avaya, Inc. lease at 150 Apollo Drive executed in connection with the Harris Lease. We anticipate amortization expense to decline in the near term due to recognizing less amortization of in-place lease intangible assets as a result of the Avaya, Inc. lease termination.

General and administrative expenses increased from $55,000 for the three months ended March 31, 2009 to $66,691 for the three months ended March 31, 2010. The increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants in the current year and an increase in printing and regulatory costs incurred in the first quarter of 2010. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Equity in income of Joint Venture increased from $61,041 for the three months ended March 31, 2009 to $121,439 for the three months ended March 31, 2010. The increase is primarily due a decrease in amortization of intangible lease assets as a result of the 2009 expiration of the original term of a lease in-place at the time of acquisition at the Siemens – Orlando Building and an increase in rental income at the Siemens – Orlando Building related to the lease extension with the majority tenant at that property effective in October 2009.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of March 31, 2010.

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

During the three months ended March 31, 2010 and 2009, the Partnership recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the three months ended March 31:	Above-Market In-Place Lease Asset	Absorption Period Costs
2010	$1,557	$100,165	$176,311

2009	$1,557	$79,581	$138,394

As of March 31, 2010 and December 31, 2009, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
March 31, 2010	$42,045	$414,663	$542,276

December 31, 2009	$42,045	$1,629,051	$2,779,375

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Asset	Absorption Period Costs
2010	$4,672	$29,199	$29,167
2011	6,229	34,883	31,430
2012	5,190	29,069	26,192
Thereafter	0	0	0

	$16,091	$93,151	$86,789

Weighted-Average Amortization Period	3 years	3 years	2 years

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

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or to provide other expenditures for the benefit of the tenant. In connection with a 2009 lease amendment, Fund XIII-XIV Associates provided a landlord-funded tenant allowance available through September 30, 2010 to Siemens Shared Services, Inc., the majority tenant at the Siemens – Orlando Building, of which approximately $93,000 remained available for use as of March 31, 2010.

In connection with a new lease agreement executed in January 2010, the Partnership provided a landlord-funded tenant allowance available through April 30, 2011 to Harris, the new sole tenant at 150 Apollo Drive, equal to approximately $1,797,000, of which approximately $449,000 has been incurred, and approximately $1,348,000 remained available for use as of March 31, 2010. The amount incurred in the first quarter of 2010 has been recorded as accrued capital expenditures as of March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2010, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2010.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

May 13, 2010		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 13, 2010		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIV, L.P.

Exhibit Number	Description of Document

*10.1	Lease with Harris Corporation for the 150 Apollo Drive Building (Exhibit 10.15 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2009, Commission File No. 0-50647)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference