Form 10-Q
period 2010-06-30
WELLS REAL ESTATE FUND XIV LP
filed 2010-08-12
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The Partnership’s results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2010	December 31, 2009
REAL ESTATE, AT COST:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $1,210,106 and $1,063,553 as of June 30, 2010 and December 31, 2009, respectively	7,154,693	8,413,730
Intangible lease assets, less accumulated amortization of $181,576 and $1,460,132 as of June 30, 2010 and December 31, 2009, respectively	95,927	210,964

Total real estate assets	9,721,550	11,095,624

Investment in joint venture	4,497,422	4,499,955
Cash and cash equivalents	1,734,638	2,536,557
Tenant receivables	273,968	100,045
Due from joint venture	159,106	152,168
Other assets	62,472	6,595
Deferred leasing costs, less accumulated amortization of $29,425 and $0 as of June 30, 2010 and December 31, 2009, respectively	1,382,969	0
Intangible lease origination costs, less accumulated amortization of $138,815 and $2,516,275 as of June 30, 2010 and December 31, 2009, respectively	73,336	263,100

Total assets	$17,905,461	$18,654,044

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$61,176	$54,682
Accrued capital expenditures and deferred leasing costs	1,786,567	0
Deferred income	37,280	68,900
Due to affiliates	12,179	16,942

Total liabilities	1,897,202	140,524

Commitments and contingencies

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 2,648,615 units issued and outstanding	16,008,259	18,511,457
Tax Preferred – 825,508 units issued and outstanding	0	0
General partners	0	2,063

Total partners’ capital	16,008,259	18,513,520

Total liabilities and partners’ capital	$17,905,461	$18,654,044

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Rental income	$209,396	$288,548	$384,096	$577,097
Tenant reimbursements	62,009	140,167	139,046	293,481
Interest and other income	7	36	15	42

Total revenues	271,412	428,751	523,157	870,620

EXPENSES:
Property operating costs	80,551	120,281	195,897	261,668
Management and leasing fees:
Related-party	6,032	11,201	12,967	22,428
Other	6,300	10,536	13,410	18,612
Depreciation	87,317	59,236	146,553	118,473
Amortization	45,276	217,976	321,752	435,952
Impairment loss	2,460,341	0	2,460,341	0
General and administrative	51,928	25,955	118,619	80,955

Total expenses	2,737,745	445,185	3,269,539	938,088

EQUITY IN INCOME OF JOINT VENTURE	119,682	76,088	241,121	137,130

NET INCOME (LOSS)	$(2,346,651)	$59,654	$(2,505,261)	$69,662

NET INCOME (LOSS) ALLOCATED:
CASH PREFERRED LIMITED PARTNERS	$(2,346,174)	$59,058	$(2,503,198)	$68,965

TAX PREFERRED LIMITED PARTNERS	$0	$0	$0	$0

GENERAL PARTNERS	$(477)	$596	$(2,063)	$697

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$(0.89)	$0.02	$(0.95)	$0.03

TAX PREFERRED	$ 0.00	$0.00	$ 0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,648,615	2,648,615	2,648,615	2,648,615

TAX PREFERRED	825,508	825,508	825,508	825,508

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	2,648,615	$18,370,784	825,508	$0	$642	$18,371,426

Net income	0	140,673	0	0	1,421	142,094

BALANCE, December 31, 2009	2,648,615	18,511,457	825,508	0	2,063	18,513,520

Net loss	0	(2,503,198)	0	0	(2,063)	(2,505,261)

BALANCE, June 30, 2010	2,648,615	$16,008,259	825,508	$0	$0	$16,008,259

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,505,261)	$69,662
Operating distributions received from joint venture	236,716	314,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	146,553	118,473
Amortization	334,226	439,066
Impairment loss	2,460,341	0
Equity in income of joint venture	(241,121)	(137,130)
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(173,923)	58,200
(Increase) decrease in other assets	(55,877)	25,189
Increase (decrease) in accounts payable and accrued expenses	6,494	(14,319)
(Decrease) increase in deferred income	(31,620)	16,229
Decrease in due to affiliates	(4,763)	(8,706)

Net cash provided by operating activities	171,765	880,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(458,786)	0
Payment of deferred leasing costs	(514,898)	0

Net cash used in investing activities	(973,684)	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(801,919)	880,842

CASH AND CASH EQUIVALENTS, beginning of period	2,536,557	848,232

CASH AND CASH EQUIVALENTS, end of period	$1,734,638	$1,729,074

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$889,071	$0

Accrued deferred leasing costs	$897,496	$0

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 2002 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. A majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of the class of the unit.

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

During the periods presented, the Partnership owned the following properties directly:

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

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

In connection with recurring quarterly review processes, the Partnership evaluated the recoverability of the carrying value of 150 Apollo Drive pursuant to the accounting policy outlined above and determined that it is not recoverable, as compared to the estimated fair value, primarily based on input received in connection with marketing 150 Apollo Drive for sale in the second quarter of 2010. Due to the structure of the Harris Corporation lease currently in place at the property, the Partnership believes that 150 Apollo Drive may achieve a more optimal disposition value if held until the rental concessions under the current lease approach expiration. Accordingly, the Partnership reduced the carrying value of 150 Apollo Drive to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $2,460,000 in the second quarter of 2010.

The fair value measurements used in this evaluation of non-financial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that the Partnership utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and sales prices. In addition, the Partnership has assigned an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 did not have a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months and six months ended June 30, 2010 and 2009, respectively:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Fund XIII-XIV Associates	$413,603	$397,966	$227,101	$144,379	$844,701	$788,438	$457,535	$260,208

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of June 30, 2010 and December 31, 2009 represents operating cash flow generated by the Joint Venture for the three months ended June 30, 2010 and December 31, 2009, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership’s share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $10,184 and $14,117 for the three months ended June 30, 2010 and 2009, respectively, and $21,594 and $31,044 for the six months ended June 30, 2010 and 2009, respectively.

During the second quarter of 2010, Harris Corporation, the new tenant at the 150 Apollo Drive Building, incurred construction management fees of $9,500 payable to Wells Management in connection with the utilization of its tenant allowance relating to building out its space under its new lease at 150 Apollo Drive. The amount of Harris Corporation’s tenant allowance, including this construction management fee, was capitalized to real estate assets as incurred.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $25,939 and $21,929 payable to Wells Capital and Wells Management for the three months ended June 30, 2010 and 2009, respectively and $54,211 and $46,315 for the six months ended June 30, 2010 and 2009, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.

Due to Affiliates

As of June 30, 2010 and December 31, 2009, due to affiliates was comprised of the following items:

	June 30, 2010	December 31, 2009
Administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management	$10,643	$13,069
Management, leasing, and asset management fees due to Wells Management	1,536	3,873

	$12,179	$16,942

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of June 30, 2010, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

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

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted “material” information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial. A trial date has not been set.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We currently own a 100% interest in two properties and a partial interest in one additional property, all of which are currently 100% leased. On January 28, 2010, the Partnership entered into a 96-month lease agreement with Harris for 100% of 150 Apollo Drive, which commenced May 1, 2010 and extends through April 30, 2018 (the “Harris Lease”). In connection with the Harris lease, Avaya, Inc. (“Avaya”), the previous tenant of 150 Apollo Drive, agreed to surrender space on a staged basis by April 30, 2010. Our focus in the near-term is to attempt to maintain the high occupancy level of our portfolio concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

The second quarter 2010 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and tenant allowance reimbursement obligations remaining for the Siemens – Orlando Building and 150 Apollo Drive, in connection with recent leasing activity.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of July 31, 2010, the Partnership owned interests in three properties.

Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease extends through September 2011.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, is currently 100% leased to Harris through April 2018.

•	The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, is 100% leased to World Electric Supply, Inc. through October 2012.

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

Short-Term Liquidity

During the six months ended June 30, 2010, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $172,000. Such operating cash flows generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures of the property owned through the Joint Venture. We continued to withhold the net operating cash flows generated in 2010 to fund our pro rata share of re-leasing costs and tenant improvement reimbursement obligations remaining for 150 Apollo Drive in the amount of approximately $1,787,000. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs, and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that operating distributions from the Joint Venture may decline in the near term as a result of funding our pro rata share of the remaining tenant improvement reimbursement obligation for the Siemens – Orlando Building.

We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $1,897,000, as of June 30, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Venture and our directly owned properties, and net proceeds generated from the sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the properties owned through the Joint Venture or by the Partnership directly. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Venture, less expenses related to the recurring operations of the properties and the portfolio and reserves for known or anticipated capital expenditures, to pay operating distributions to the limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Venture, which are dependent upon the net operating income generated by the Joint Venture’s remaining property, and our directly owned properties, less reserves for known or anticipated capital expenditures.

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

As of June 30, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2010	Undistributed Net Sale Proceeds as of June 30, 2010
				Amount	Purpose

7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$0	—	$4,597,063	$0

Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	0	—	4,692,937	46,163

Total			$9,336,163	$0		$9,290,000	$46,163

Upon evaluating the anticipated capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds to fund a portion of our pro rata share of anticipated re-leasing costs and tenant allowance reimbursement obligations for the Siemens – Orlando Building and 150 Apollo Drive, in connection with recent leasing activity.

Results of Operations

Comparison of the three months ended June 30, 2010 versus the three months ended June 30, 2009

Rental income at the properties we own directly decreased from $288,548 for the three months ended June 30, 2009 to $209,396 for the three months ended June 30, 2010 primarily due to a lower average economic occupancy at 150 Apollo Drive in the second quarter of 2010 (65%) as compared to the second quarter of 2009 (100%). We expect to earn future rental income at a level higher than in the second quarter of 2010 due to the Harris Lease which became effective May 1, 2010 and includes a stabilized lease rental rate similar to the lease previously in place at 150 Apollo Drive.

Tenant reimbursements at the properties we own directly decreased from $140,167 for the three months ended June 30, 2009 to $62,009 for the three months ended June 30, 2010. Property operating costs at the properties we own directly decreased from $120,281 for the three months ended June 30, 2009 to $80,551 for the three months ended June 30, 2010. These decreases are primarily a result of the termination of the Avaya lease effective January 2010 and the structure of the new lease in place at 150 Apollo Drive whereby Harris will begin to pay a portion of the property operating costs directly. The decline in tenant reimbursements is more substantial than the decline in property operating costs because a portion of the property operating costs is incurred regardless of the property’s occupancy level. We anticipate future levels of tenant reimbursements and property operating costs to increase slightly in the near term due to the execution of the Harris Lease at 150 Apollo Drive, which commenced May 1, 2010.

Management and leasing fees at the properties we own directly decreased from $21,737 for the three months ended June 30, 2009 to $12,332 for the three months ended June 30, 2010 due to the corresponding decreases in the collections of rental income and tenant reimbursements. Management and leasing fees are incurred as a function of cash receipts collected from tenants (see “Related Party Transactions” in Note 4 to our financial statements included in this report). Therefore, future management and leasing fees are expected to fluctuate as a function of future receipts of rental income and tenant reimbursements.

Depreciation expense at the properties we own directly increased from $59,236 for the three months ended June 30, 2009 to $87,317 for the three months ended June 30, 2010 due to tenant improvements incurred at 150 Apollo Drive in May 2010 in connection with the Harris Lease. We anticipate additional increases in the near term as a result of incurring depreciation expense on the tenant improvements associated with the Harris Lease for an entire period.

Amortization expense at the properties we own directly decreased from $217,976 for the three months ended June 30, 2009 to $45,276 for the three months ended June 30, 2010 due to the expiration of the original term of the Avaya lease in-place at the time of acquisition at 150 Apollo Drive. We anticipate amortization expense to decline in the near term due to recognizing less amortization of in-place lease intangible assets for an entire period as a result of the Avaya lease expiration.

Impairment loss at the properties we own directly increased from $0 for the three months ended June 30, 2009 to $2,460,341 for the three months ended June 30, 2010 as a result of recognizing a nonrecurring impairment loss at 150 Apollo Drive in the second quarter of 2010. We anticipate impairment loss to decline in the near term as a result of recognizing this nonrecurring loss in the second quarter of 2010.

General and administrative expenses increased from $25,955 for the three months ended June 30, 2009 to $51,928 for the three months ended June 30, 2010. The increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants in the current year. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Equity in income of Joint Venture increased from $76,088 for the three months ended June 30, 2009 to $119,682 for the three months ended June 30, 2010. The increase is primarily due to a decrease in amortization of intangible lease assets as a result of the 2009 expiration of the original term of a lease in-place at the time of acquisition at the Siemens – Orlando Building. We anticipate equity in income of Joint Venture to remain at a similar level in the near term.

Comparison of the six months ended June 30, 2010 versus the six months ended June 30, 2009

Rental income at the properties we own directly decreased from $577,097 for the six months ended June 30, 2009 to $384,096 for the six months ended June 30, 2010 primarily due to a lower average economic occupancy at 150 Apollo Drive in the first half of 2010 (55%) as compared to the first half of 2009 (100%). We expect to earn future rental income at a level higher than in the second quarter of 2010 due to the Harris Lease which became effective May 1, 2010 and includes a stabilized lease rental rate similar to the lease previously in place at 150 Apollo Drive.

Tenant reimbursements at the properties we own directly decreased from $293,481 for the six months ended June 30, 2009 to $139,046 for the six months ended June 30, 2010. Property operating costs at the properties we own directly decreased from $261,668 for the six months ended June 30, 2009 to $195,897 for the six months ended June 30, 2010. These decreases are primarily a result of the termination of the Avaya lease effective January 2010 and the structure of the new lease in place at 150 Apollo Drive whereby Harris will begin to pay a portion of the property operating costs directly. The decline in tenant reimbursements is more substantial than the decline in property operating costs because a portion of the property operating costs is incurred regardless of the property’s occupancy level. We anticipate future levels of tenant reimbursements and property operating costs to increase slightly in the near term due to the execution of the Harris Lease at 150 Apollo Drive, which commenced May 1, 2010.

Management and leasing fees at the properties we own directly decreased from $41,040 for the six months ended June 30, 2009 to $26,377 for the six months ended June 30, 2010 due to the corresponding decreases in the collections of rental income and tenant reimbursements. Management and leasing fees are incurred as a function of cash receipts collected from tenants (see “Related Party Transactions” in Note 4 to our financial statements included in this report). Therefore, future management and leasing fees are expected to fluctuate as a function of future receipts of rental income and tenant reimbursements.

Depreciation expense at the properties we own directly increased from $118,473 for the six months ended June 30, 2009 to $146,553 for the six months ended June 30, 2010 due to tenant improvements incurred at

150 Apollo Drive in May 2010 in connection with the Harris Lease. We anticipate additional increases in the near term as a result of incurring depreciation expense on the tenant improvements associated with the Harris Lease for an entire period.

Amortization expense at the properties we own directly decreased from $435,952 for the six months ended June 30, 2009 to $321,752 for the six months ended June 30, 2010 due to (i) the expiration of the original term of the Avaya lease in-place at the time of acquisition at 150 Apollo Drive, partially offset by (ii) the write off of tenant specific assets as a result of the partial termination of the Avaya lease at 150 Apollo Drive executed in the first quarter of 2010 in connection with the Harris Lease. We anticipate amortization expense to decline in the near term due to recognizing less amortization of in-place lease intangible assets for an entire period as a result of the Avaya lease termination.

Impairment loss at the properties we own directly increased from $0 for the six months ended June 30, 2009 to $2,460,341 for the six months ended June 30, 2010 as a result of recognizing a nonrecurring impairment loss at 150 Apollo Drive in the second quarter of 2010. We anticipate impairment loss to decline in the near term as a result of recognizing this nonrecurring loss in the second quarter of 2010.

General and administrative expenses increased from $80,955 for the six months ended June 30, 2009 to $118,619 for the six months ended June 30, 2010. The increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants in the current year. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Equity in income of Joint Venture increased from $137,130 for the six months ended June 30, 2009 to $241,121 for the six months ended June 30, 2010. The increase is primarily due to a decrease in amortization of intangible lease assets as a result of the 2009 expiration of the original term of a lease in-place at the time of acquisition at the Siemens – Orlando Building and an increase in rental income at the Siemens – Orlando Building related to the lease extension with the majority tenant at that property effective in October 2009. We anticipate equity in income of Joint Venture to remain at a similar level in the near term.

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

In the second quarter of 2010, the Partnership recorded an impairment loss on 150 Apollo Drive of approximately $2,460,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows primarily based on input received in connection with marketing 150 Apollo Drive for sale in the second quarter of 2010 (see “Evaluating the Recoverability of Real Estate Assets” in Note 2 to our financial statements included in this report).

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

During the three months ended June 30, 2010 and 2009, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the three months ended June 30:	Above-Market In-Place Lease Asset	Absorption Period Costs
2010	$1,557	$11,758	$13,453

2009	$1,557	$79,582	$138,394

During the six months ended June 30, 2010 and 2009, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the six months ended June 30:	Above-Market In-Place Lease Asset	Absorption Period Costs
2010	$3,114	$111,923	$189,764

2009	$3,114	$159,163	$276,789

As of June 30, 2010 and December 31, 2009, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
June 30, 2010	$42,045	$235,458	$212,151

December 31, 2009	$42,045	$1,629,051	$2,779,375

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Asset	Absorption Period Costs
2010	$3,115	$17,441	$15,714
2011	6,229	34,883	31,430
2012	5,190	29,069	26,192
Thereafter	0	0	0

	$14,534	$81,393	$73,336

Weighted-Average Amortization Period	2 years	2 years	2 years

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2010, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2010.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

August 12, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2010	/s/ DOUGLAS P. WILLIAMS
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