Form 10-Q
period 2010-09-30
WELLS REAL ESTATE FUND XIV LP
filed 2010-11-12
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The Partnership’s results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2010	December 31, 2009
REAL ESTATE, AT COST:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $1,293,805 and $1,063,553 as of September 30, 2010 and December 31, 2009, respectively	7,070,993	8,413,730
Intangible lease assets, less accumulated amortization of $191,854 and $1,460,132 as of September 30, 2010 and December 31, 2009, respectively	85,649	210,964

Total real estate assets	9,627,572	11,095,624

Investment in joint venture	4,457,802	4,499,955
Cash and cash equivalents	1,496,112	2,536,557
Tenant receivables	459,210	100,045
Due from joint venture	162,509	152,168
Other assets	68,137	6,595
Deferred leasing costs, less accumulated amortization of $73,691 and $0 as of September 30, 2010 and December 31, 2009, respectively	1,342,046	0
Intangible lease origination costs, less accumulated amortization of $146,672 and $2,516,275 as of September 30, 2010 and December 31, 2009, respectively	65,479	263,100

Total assets	$17,678,867	$18,654,044

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable, accrued expenses, and refundable security deposits	$64,456	$54,682
Accrued capital expenditures and deferred leasing costs	1,337,282	0
Deferred income	38,526	68,900
Due to affiliates	13,273	16,942

Total liabilities	1,453,537	140,524

Commitments and Contingencies

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 2,648,615 units issued and outstanding	16,223,159	18,511,457
Tax Preferred – 825,508 units issued and outstanding	0	0
General partners	2,171	2,063

Total partners’ capital	16,225,330	18,513,520

Total liabilities and partners’ capital	$17,678,867	$18,654,044

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Rental income	$278,378	$288,549	$662,474	$865,646
Tenant reimbursements	68,496	133,768	207,542	427,249
Interest and other income	27	13	42	56

Total revenues	346,901	422,330	870,058	1,292,951

EXPENSES:
Property operating costs	62,901	117,275	258,798	378,943
Management and leasing fees:
Related-party	4,651	13,775	17,618	36,203
Other	6,300	8,731	19,710	27,343
Depreciation	83,699	59,237	230,252	177,710
Amortization	46,803	217,975	368,555	653,926
Impairment loss	0	0	2,460,341	0
General and administrative	48,364	45,454	166,983	126,409

Total expenses	252,718	462,447	3,522,257	1,400,534

EQUITY IN INCOME OF JOINT VENTURE	122,888	60,245	364,009	197,374

NET INCOME (LOSS)	$217,071	$20,128	$(2,288,190)	$89,791

NET INCOME (LOSS) ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$214,900	$19,927	$(2,288,298)	$88,893

TAX PREFERRED LIMITED PARTNERS	$0	$0	$0	$0

GENERAL PARTNERS	$2,171	$201	$108	$898

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.08	$0.01	$(0.86)	$0.03

TAX PREFERRED	$0.00	$0.00	$ 0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,648,615	2,648,615	2,648,615	2,648,615

TAX PREFERRED	825,508	825,508	825,508	825,508

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	2,648,615	$18,370,784	825,508	$0	$642	$18,371,426

Net income	0	140,673	0	0	1,421	142,094

BALANCE, December 31, 2009	2,648,615	18,511,457	825,508	0	2,063	18,513,520

Net income (loss)	0	(2,288,298)	0	0	108	(2,288,190)

BALANCE, September 30, 2010	2,648,615	$16,223,159	825,508	$0	$2,171	$16,225,330

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,288,190)	$89,791
Operating distributions received from joint venture	395,821	433,583
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	230,252	177,710
Amortization	396,627	658,598
Impairment loss	2,460,341	0
Equity in income of joint venture	(364,009)	(197,374)
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(359,165)	79,949
(Increase) decrease in other assets	(61,542)	26,943
Increase (decrease) in accounts payable and accrued expenses	9,774	(10,880)
(Decrease) increase in deferred income	(30,374)	72,688
Decrease in due to affiliates	(3,669)	(5,471)

Net cash provided by operating activities	385,866	1,325,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(908,070)	0
Payment of deferred leasing costs	(518,241)	0

Net cash used in investing activities	(1,426,311)	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,040,445)	1,325,537

CASH AND CASH EQUIVALENTS, beginning of period	2,536,557	848,232

CASH AND CASH EQUIVALENTS, end of period	$1,496,112	$2,173,769

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$439,786	$0

Accrued deferred leasing costs	$897,496	$0

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (unaudited)

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

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, management adjusts the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

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

In connection with recurring quarterly review processes, the Partnership evaluated the recoverability of the carrying value of 150 Apollo Drive pursuant to the accounting policy outlined above and determined that it is not recoverable, as compared to the estimated fair value, based primarily on input received in connection with marketing 150 Apollo Drive for sale in the second quarter of 2010. Due to the structure of the Harris Corporation lease currently in place at the property, the Partnership believes that 150 Apollo Drive may achieve a more optimal disposition value if held until the rental concessions under the current lease approach expiration. Accordingly, the Partnership reduced the carrying value of 150 Apollo Drive to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $2,460,000 in the second quarter of 2010.

The fair value measurements used in this evaluation of non-financial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that the Partnership utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and sales prices. In addition, the Partnership assigned an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date.

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

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

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

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months and nine months ended September 30, 2010 and 2009, respectively:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Fund XIII-XIV Associates	$382,529	$402,908	$233,184	$114,316	$1,227,230	$1,191,346	$690,719	$374,525

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of September 30, 2010 and December 31, 2009 represents operating cash flow generated by the Joint Venture for the three months ended September 30, 2010 and December 31, 2009, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership’s share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $8,765 and $19,156 for the three months ended September 30, 2010 and 2009, respectively, and $30,359 and $50,200 for the nine months ended September 30, 2010 and 2009, respectively.

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

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $26,560 and $21,324 payable to Wells Capital and Wells Management for the three months ended September 30, 2010 and 2009, respectively and $80,770 and $67,639 for the nine months ended September 30, 2010 and 2009, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.

Due to Affiliates

As of September 30, 2010 and December 31, 2009, due to affiliates was comprised of the following items due to Wells Capital, Wells Management or their affiliates:

	September 30, 2010	December 31, 2009
Administrative reimbursements	$10,157	$13,069
Management, leasing, and asset management fees	3,116	3,873

	$13,273	$16,942

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of September 30, 2010, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We currently own a 100% interest in two properties and a partial interest in one additional property, all of which are currently 100% leased. On January 28, 2010, the Partnership entered into a 96-month lease agreement with Harris Corporation for 100% of 150 Apollo Drive, which commenced May 1, 2010 and extends through April 30, 2018 (the “Harris Lease”). Our focus in the near-term is to attempt to maintain the high occupancy level of our portfolio concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

The third quarter 2010 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of the tenant allowance reimbursement obligation remaining for 150 Apollo Drive and anticipated re-leasing costs for the Siemens – Orlando Building.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2010, the Partnership owned interests in three properties.

Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease extends through September 2011.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, is currently 100% leased to Harris Corporation through April 2018.

•	The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, is 100% leased to World Electric Supply, Inc. through October 2012.

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

Short-Term Liquidity

During the nine months ended September 30, 2010, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $386,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2010 to fund our pro rata share of the tenant improvement reimbursement obligation remaining for 150 Apollo Drive in the amount of approximately $1,337,000. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs, and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that operating distributions from the Joint Venture may decline in the near term as a result of funding our pro rata share of anticipated re-leasing costs for the Siemens – Orlando Building.

We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $1,454,000, as of September 30, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the properties owned by the Joint Ventures and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, to fund leasing costs and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.

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

Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership approximately one month following calendar quarter-ends. However, the Joint Venture will reserve operating distributions, or a portion thereof, as needed in order to fund known or anticipated capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, are then utilized.

As of September 30, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2010	Undistributed Net Sale Proceeds as of September 30, 2010
Property Sold				Amount	Purpose

7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$0	—	$4,597,063	$0

Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	0	—	4,692,937	46,163

Total			$9,336,163	$0		$9,290,000	$46,163

Upon evaluating the anticipated capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds to fund a portion of our pro rata share of the tenant allowance reimbursement obligation for 150 Apollo Drive and anticipated re-leasing costs for the Siemens – Orlando Building.

Results of Operations

Comparison of the three months ended September 30, 2009 versus the three months ended September 30, 2010

Rental income at the properties we own directly remained relatively stable at $288,549 for the three months ended September 30, 2009 and $278,378 for the three months ended September 30, 2010. Given the stability of the properties we own directly, we anticipate that rental income will remain at relatively similar levels in the near term.

Tenant reimbursements at the properties we own directly decreased from $133,768 for the three months ended September 30, 2009 to $68,496 for the three months ended September 30, 2010. Property operating costs at the properties we own directly decreased from $117,275 for the three months ended September 30, 2009 to $62,901 for the three months ended September 30, 2010. These decreases are primarily a result of the structure of the new lease in place at 150 Apollo Drive whereby Harris Corporation pays a portion of the property operating costs directly. Given the stability of the properties we own directly, we anticipate future levels of tenant reimbursements and property operating costs to remain at relatively similar levels, as compared to the third quarter of 2010.

Management and leasing fees at the properties we own directly decreased from $22,506 for the three months ended September 30, 2009 to $10,951 for the three months ended September 30, 2010 due to the corresponding decreases in the collections of rental income and tenant reimbursements. Management and leasing fees are incurred as a function of cash receipts collected from tenants (see “Related Party Transactions” in Note 4 to our financial statements included in this report). Therefore, future management and leasing fees are expected to fluctuate as a function of future receipts of rental income and tenant reimbursements.

Depreciation expense at the properties we own directly increased from $59,237 for the three months ended September 30, 2009 to $83,699 for the three months ended September 30, 2010 due to tenant improvements completed at 150 Apollo Drive in May 2010 in connection with the Harris Lease. Given the stability of the properties we own directly, we anticipate future levels of depreciation expense to remain at relatively similar levels, as compared to the third quarter of 2010.

Amortization expense at the properties we own directly decreased from $217,975 for the three months ended September 30, 2009 to $46,803 for the three months ended September 30, 2010 due to the expiration of the original term of the Avaya, Inc. lease in place at the time of acquisition at 150 Apollo Drive, which was terminated on a staged basis from January 2010 through April 2010. Given the stability of the properties we own directly, we anticipate future levels of amortization expense to remain at relatively similar levels, as compared to the third quarter of 2010.

General and administrative expenses remained relatively stable at $45,454 for the three months ended September 30, 2009 and $48,364 for the three months ended September 30, 2010. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Equity in income of Joint Venture increased from $60,245 for the three months ended September 30, 2009 to $122,888 for the three months ended September 30, 2010. This increase is primarily due to a decrease in amortization of intangible lease assets as a result of the September 2009 expiration of the original term of a lease in-place at the time of acquisition at the Siemens – Orlando Building. We anticipate equity in income of Joint Venture to remain at relatively similar levels in the near term; however, if the majority tenant of the Siemens – Orlando Building does not extend its current lease (which is currently scheduled to expire in September 2011) and we are unable to secure a suitable replacement tenant in a timely manner, equity in income of Joint Venture will be lower.

Comparison of the nine months ended September 30, 2009 versus the nine months ended September 30, 2010

Rental income at the properties we own directly decreased from $865,646 for the nine months ended September 30, 2009 to $662,474 for the nine months ended September 30, 2010, primarily due to a lower average economic occupancy at 150 Apollo Drive in the first nine months of 2010 (70%) as compared to the nine months of 2009 (100%). We expect to earn future rental income at a level higher than the nine months ended September 30, 2010 due to the Harris Lease which became effective May 1, 2010 and includes a stabilized lease rental rate similar to the lease previously in place at 150 Apollo Drive.

Tenant reimbursements at the properties we own directly decreased from $427,249 for the nine months ended September 30, 2009 to $207,542 for the nine months ended September 30, 2010. Property operating costs at the properties we own directly decreased from $378,943 for the nine months ended September 30, 2009 to $258,798 for the nine months ended September 30, 2010. These decreases are primarily a result of the termination of the Avaya lease effective January 2010 and the structure of the new lease in place at 150 Apollo Drive whereby Harris Corporation pays a portion of the property operating costs directly. The decline in tenant reimbursements is more substantial than the decline in property operating costs because a portion of the property operating costs is incurred regardless of the property’s occupancy level. We anticipate future levels of tenant reimbursements and property operating costs to decrease slightly in the near term, as compared to the nine months ended September 30, 2010, due to the execution of the Harris Lease at 150 Apollo Drive, which commenced May 1, 2010.

Management and leasing fees at the properties we own directly decreased from $63,546 for the nine months ended September 30, 2009 to $37,328 for the nine months ended September 30, 2010 due to the corresponding decreases in the collections of rental income and tenant reimbursements. Management and leasing fees are incurred as a function of cash receipts collected from tenants (see “Related Party Transactions” in Note 4 to our financial statements included in this report). Therefore, future management and leasing fees are expected to fluctuate as a function of future receipts of rental income and tenant reimbursements.

Depreciation expense at the properties we own directly increased from $177,710 for the nine months ended September 30, 2009 to $230,252 for the nine months ended September 30, 2010 due to tenant improvements completed at 150 Apollo Drive in May 2010 in connection with the Harris Lease. Given the stability of the properties we own directly, we anticipate future levels of depreciation expense to remain at a level relatively similar to the third quarter of 2010; therefore, we expect depreciation expense for 2010 to exceed depreciation expense for the prior year.

Amortization expense at the properties we own directly decreased from $653,926 for the nine months ended September 30, 2009 to $368,555 for the nine months ended September 30, 2010 due to (i) the expiration of the original term of the Avaya, Inc. lease in place at the time of acquisition at 150 Apollo Drive, which was terminated on a staged basis from January 2010 through April 2010, partially offset by (ii) the write off of tenant-specific assets as a result of the partial termination of the Avaya, Inc. lease at 150 Apollo Drive executed in the first quarter of 2010 in connection with the Harris Lease. We anticipate amortization expense to decline in the near term due to recognizing less amortization of in-place lease intangible assets for an entire year as a result of the aforementioned Avaya, Inc. lease expiration.

Impairment loss at the properties we own directly increased from $0 for the nine months ended September 30, 2009 to $2,460,341 for the nine months ended September 30, 2010 as a result of recognizing a nonrecurring impairment loss at 150 Apollo Drive in the second quarter of 2010. We anticipate impairment loss to decline in the near term as a result of recognizing this nonrecurring impairment loss in the second quarter of 2010.

General and administrative expenses increased from $126,409 for the nine months ended September 30, 2009 to $166,983 for the nine months ended September 30, 2010. The increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants in the current year. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Equity in income of Joint Venture increased from $197,374 for the nine months ended September 30, 2009 to $364,009 for the nine months ended September 30, 2010. The increase is primarily due to a decrease in amortization of intangible lease assets as a result of the September 2009 expiration of the original term of a lease in place at the time of acquisition at the Siemens – Orlando Building and an increase in rental income at the Siemens – Orlando Building related to the lease extension with the majority tenant at that property effective in October 2009. We anticipate equity in income of Joint Venture to remain at relatively similar levels in the near term; however, if the majority tenant of the Siemens – Orlando Building does not extend its current lease (which is currently scheduled to expire in September 2011) and we are unable to secure a suitable replacement tenant in a timely manner, equity in income of Joint Venture will be lower.

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

In the second quarter of 2010, the Partnership recorded an impairment loss on 150 Apollo Drive of approximately $2,460,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows based primarily on input received in connection with marketing 150 Apollo Drive for sale in the second quarter of 2010 (see “Evaluating the Recoverability of Real Estate Assets” in Note 2 to our financial statements included in this report).

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

During the three months ended September 30, 2010 and 2009, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended September 30:
2010	$1,557	$8,721	$7,857

2009	$1,557	$79,581	$138,394

During the nine months ended September 30, 2010 and 2009, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the nine months ended September 30:
2010	$4,671	$120,644	$197,621

2009	$4,672	$238,743	$415,183

As of September 30, 2010 and December 31, 2009, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
September 30, 2010	$42,045	$235,458	$212,151

December 31, 2009	$42,045	$1,629,051	$2,779,375

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ending December 31:
2010	$ 1,558	$8,720	$7,857
2011	6,229	34,883	31,430
2012	5,190	29,069	26,192
Thereafter	0	0	0

	$12,977	$72,672	$65,479

Weighted-Average Amortization Period	2 years	2 years	2 years

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2010, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2010.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

November 11, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 11, 2010	/s/ DOUGLAS P. WILLIAMS
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