Form 10-K
period 2010-12-31
WELLS REAL ESTATE FUND XIV LP
filed 2011-03-22
CIK 1206401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The period during which the Partnership invests the capital raised during the fundraising phase, less up-front fees, into the acquisition of real estate assets;

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

We are currently in the positioning-for-sale phase of our life cycle. Accordingly, the Partnership is focusing on maintaining the current high occupancy level within the portfolio concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate and administrative services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2010, 2009, and 2008.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of December 31, 2010, the General Partners have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on our results of operations. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on our results of operations. See Item 2 – Properties for further information.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership’s General Partners; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.

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

Website Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com website, through a link to the http://www.sec.gov website.

ITEM 1A.	RISK FACTORS.

Risk Related to Current Economic Conditions

Current economic conditions may cause market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.

Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Many economists are predicting economic conditions in the United States for 2011 to remain relatively weak, along with continued high levels of unemployment and vacancy rates at commercial properties as what has commonly been referred to as the “jobless recovery” persists through most of the year. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and the market rental rates that we are able to achieve may decline significantly. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

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

Near-term tenant rollover at one of our properties could reduce or eliminate future cash distributions to limited partners.

We anticipate that we will be required to expend in the future, substantial funds for tenant improvements and other costs necessary to re-lease space (72%) that is currently occupied through September 2011 at the Siemens – Orlando Building. If we are unable to re-lease or secure a replacement tenant at the Siemens – Orlando Building in a timely manner, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of this property would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such property.

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

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Cash Preferred Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Cash Preferred Units may be adversely affected.

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

We generally will hold the various remaining real properties in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the properties is warranted, even if it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

Our General Partners or their affiliates perform services for us in connection with the management and leasing of our properties. Our affiliates may receive property management, leasing, and asset management fees of 4.5% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least 10 to 12 years after the acquisition of the properties, and our General Partners may exercise their discretion as to whether and when to sell a property; therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	purchase land underlying any of our properties;

•	buy out the interest of any co-venturer or joint venture partner in a property which is jointly owned;

•	establish working capital reserves; or

•	make repairs, maintenance, tenant improvements, capital improvements, or other expenditures to any of our existing properties.

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

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties and the resulting value of the Partnership’s limited partnership units will naturally decline.

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

We may be selling properties at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower the return on your investment.

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

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return, causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You also may be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the Partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the Partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the Partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

State and local taxes and a requirement to withhold state taxes may apply.

The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any Partnership property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses, which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.

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

In this regard, U.S. Department of Labor regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such Regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in the assets of the Partnership. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with, and rely upon, their own advisors with respect to this and other ERISA issues which, if decided adversely to the Partnership, could result in qualified plan investors being deemed to have engaged in “prohibited transactions,” which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or “prohibited transactions.”

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

There were no unresolved SEC staff comments as of December 31, 2010.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns interests in its real estate assets directly and through a joint venture with another entity affiliated with the General Partners.

During the periods presented, the Partnership owned direct interests in the following properties:

	Leased % as of December 31,
Properties	2010	2009	2008	2007	2006
1. 150 Apollo Drive A three-story office building located in Chelmsford, Massachusetts	100%	100%	100%	100%	100%

2. 3675 Kennesaw Building A one-story distribution warehouse building located in Kennesaw, Georgia	100%	100%	100%	100%	100%

During the periods presented, the Partnership owned interests in the following joint venture (the “Joint Venture”) and properties:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2010	2009	2008	2007	2006
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	•Wells Real Estate Fund XIII, L.P. •Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	1. Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida	100%	100%	100%	100%	100%
			2. Randstad – Atlanta Building(1) A four-story office building located in Atlanta, Georgia	—	—	—	—	100%
			3. 7500 Setzler Parkway(2) A one-story office and warehouse building located in Brooklyn Park, Minnesota	—	—	—	—	100%

(1)	This property was sold in April 2007.

(2)	This property was sold in January 2007.

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2010, the lease expirations scheduled during the following 10 years for all properties owned by the Partnership, directly and through the Joint Venture, assuming no exercise of renewal options or termination rights are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2011(2)	1	59,201	$947,216	$499,183	28.9%	33.2%
2012(3)	2	52,676	502,516	422,492	25.7	17.6
2013(4)	1	13,086	221,965	116,976	6.4	7.8
2018(5)	1	79,873	1,178,127	1,178,127	39.0	41.4

	5	204,836	$2,849,824	$2,216,778	100.0%	100.0%

(1)

The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the property or Joint Venture that owns the leased property.

(2)	Siemens – Orlando Building: Siemens Shared Services LLC lease (approximately 59,200 square feet).

(3)	3675 Kennesaw Building: World Electric Supply, Inc. lease (approximately 42,800 square feet) and Siemens – Orlando Building: Etour and Travel, Inc. lease (approximately 9,900 square feet).

(4)	Siemens – Orlando Building: Rinker Materials of Florida, Inc. lease (approximately 13,100 square feet).

(5)	150 Apollo Building: Harris Corporation lease (approximately 79,900 square feet).

Property Descriptions

The properties in which the Partnership owns an interest either directly or through the Joint Venture during the periods presented are further described below:

150 Apollo Drive

The 150 Apollo Drive property is a three-story office building containing approximately 80,000 rentable square feet, located on a 4.5-acre parcel of land in Chelmsford, Massachusetts. The 150 Apollo Drive property, which was completed in 2000, was under a lease agreement with the sole tenant, Avaya, Inc. (“Avaya”). The Avaya lease commenced on May 1, 2005, and was set to expire on April 30, 2010. On January 28, 2010, the Partnership entered into a 96-month lease agreement with Harris Corporation for 100% of 150 Apollo Drive, which commenced May 1, 2010 and extends through April 30, 2018 (the “Harris Lease”). To accommodate the new tenant, Harris Corporation (“Harris”), with respect to the lease agreement described below, the Partnership entered into a lease amendment with Avaya pursuant to which Avaya was required to surrender its space on a staged basis by April 30, 2010.

The Harris Lease commenced on May 1, 2010 and expires on April 30, 2018, subject to certain lease termination rights held by the tenant. Following a 10-month rental abatement period, annual base rent of $11.25 per square foot shall be payable on 60,000 square feet of 150 Apollo Drive through April 30, 2011. Effective May 1, 2011, annual base rent of $11.75 per square foot shall be payable on 65,000 square feet and will increase to $12.25 per square foot on 70,000 square feet effective May 1, 2012. Effective May 1, 2013, annual base rent of $12.75 per square foot shall be payable for the entire rentable square feet and is scheduled to increase by $0.50 per square foot annually beginning on May 1, 2014. In addition to monthly base rent, Harris is also required to reimburse the Partnership for its share of all operating expenses and real estate taxes. Harris has the right to extend the lease term for two additional five-year periods at the then fair market rental rate. The annualized base rent in 2018 under the Harris Lease will be approximately $1,178,000.

3675 Kennesaw Building

The 3675 Kennesaw Building is a single-story distribution warehouse containing approximately 43,000 rentable square feet, located on an approximate 3.81-acre parcel of land in Kennesaw, Georgia. The 3675 Kennesaw Building is entirely leased to World Electric Supply, Inc. (“World Electric Supply”) under a lease that runs through October 13, 2012. World Electric Supply vacated the property in July 2010, but continued to pay rent through December 2010. On December 29, 2010, World Electric Supply filed suit against the lessor entity, Wells Fund XIV – 3675 Kennesaw 75 Parkway, LLC. The lawsuit seeks a judicial declaration regarding the effectiveness of World Electric Supply’s attempt to exercise its lease termination option in 2010 and asks the Court to declare that the lease was effectively terminated as of November 30, 2010. The Partnership believes that World Electric Supply’s claims are without merit because the tenant did not comply with notification requirements of the termination option under the lease. The lessor entity has filed an answer and asserted a counterclaim in the lawsuit to recover from World Electric Supply all rental payments, service charges, and attorneys’ fees that accrue through the end of the lease term based upon the failure of World Electric Supply to properly exercise its termination option under the lease. We are currently marketing the property for lease and sale.

Siemens – Orlando Building

The Siemens – Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The Siemens – Orlando Building, which was completed in 2002, is under lease agreements with Siemens Shared Services, LLC (approximately 72%); Rinker Materials of Florida, Inc. (approximately 16%); and Etour and Travel, Inc. (approximately 12%). Siemens Shared Services, LLC (“Siemens”) occupies approximately 59,200 rentable square feet of the Siemens – Orlando Building. The initial Siemens lease, which included approximately 52,100 square feet, commenced on October 1, 2002 and expired on September 30, 2009. On August 15, 2007, Siemens exercised its right of first refusal to lease approximately 7,100 additional square feet of space through September 30, 2009. On May 20, 2009, Fund XIII-XIV Associates completed a lease amendment with Siemens that extended the termination date of the lease from September 30, 2009 to September 30, 2011. As of December 31, 2010, the annual base rent payable under the Siemens lease was approximately $947,000 and will remain the same through the expiration of the lease.

Rinker Materials of Florida, Inc. (“Rinker”) occupies approximately 13,100 rentable square feet of the Siemens – Orlando Building. The Rinker lease commenced in April 2003 and expires in April 2013. Rinker has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. As of December 31, 2010, the annual base rent payable under the Rinker lease is approximately $209,000, increasing approximately 3% annually each April through the expiration of the lease. The annualized base rent payable in 2013 will be approximately $222,000.

Etour and Travel, Inc. (“Etour”), formerly Cape Canaveral Tour and Travel, Inc., occupies approximately 9,900 rentable square feet of the Siemens – Orlando Building. Etour is a subsidiary of Kosmas Group International, Inc. (“Kosmas”), the guarantor of the Etour leases. The Etour lease was set to expire November 30, 2007. On May 24, 2007, Etour exercised its first renewal option, which commenced on December 1, 2007 and expires on November 30, 2012. Etour has the right, at its option, to extend the initial term of its lease for one additional five-year period at the then-current market rental rate. As of December 31, 2010, the annual base rent payable under the Etour lease was approximately $164,000. The annualized base rent payable in 2012 will be approximately $169,000.

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

3675 Kennesaw Building Litigation

On December 29, 2010, World Electric Supply, the sole tenant of the 3675 Kennesaw Building, filed suit in the Superior Court of Fulton County, Georgia, against the lessor entity, Wells Fund XIV–3675 Kennesaw 75 Parkway, LLC, a Georgia limited liability company wholly owned by the Partnership. The lawsuit seeks a judicial declaration regarding the effectiveness of World Electric Supply’s attempt to exercise its lease termination option in 2010 and asks the Court to declare that the lease was effectively terminated as of November 30, 2010. The Partnership believes that World Electric Supply’s claims are without merit because the tenant did not comply with notification requirements of the termination option under the lease. The lessor entity has filed an answer and asserted a counterclaim in the lawsuit to recover from World Electric Supply all rental payments, service charges, and attorneys’ fees that accrue through the end of the lease term based upon the failure of World Electric Supply to properly exercise its termination option under the lease.

For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Item 1. of this report.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2011, 2,648,615 Cash Preferred Units and 825,508 Tax Preferred Units, held by a total of 577 and 77 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit; to date, the Partnership has returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $2.07 per Cash Preferred Unit and $3.72 per Tax Preferred Unit, as further described below. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom, plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, taking into account conversion elections as provided for in the partnership agreement.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2010. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based on their estimates of property values as of December 31, 2010, to be approximately $5.12 per Cash Preferred Unit and $4.95 per Tax Preferred Unit, based upon market conditions existing in early December 2010. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that as the Partnership’s properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $2.07 per Cash Preferred Unit and $3.72 per Tax Preferred Unit. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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

Operating distributions were accrued for accounting purposes in the quarter earned and paid to the Cash Preferred limited partners in the following quarter. No operating cash distributions were paid to the limited partners holding Cash Preferred Units, Tax Preferred Units or the General Partners during the years ended December 31, 2009 or 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the acquisition and sale of properties described in Item 2.

	2010	2009	2008	2007	2006
Total assets	$16,057,772	$18,654,044	$18,467,930	$19,358,845	$27,582,529
Total revenues	$1,218,970	$1,703,175	$1,805,111	$2,000,733	$1,653,430
Equity in income of Joint Venture	$443,334	$308,772	$270,034	$2,968,323	$560,990
Net income (loss)	$(2,976,527)	$142,094	$111,676	$3,095,111	$416,091
Net income (loss) allocated to:
Cash Preferred Limited Partners	$(2,974,464)	$140,673	$1,420,183	$1,907,531	$2,212,221
Tax Preferred Limited Partners	$0	$0	$(1,309,149)	$1,187,580	$(1,796,130)
General Partners	$(2,063)	$1,421	$642	$0	$0
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$(1.12)	$0.05	$ 0.54	$0.72	$ 0.85
Tax Preferred	$ 0.00	$0.00	$(1.59)	$1.43	$(2.05)
Operating cash distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment Income	$ 0.00	$0.00	$ 0.23	$0.70	$ 0.82
Return of Capital	$ 0.00	$0.00	$ 0.00	$0.00	$ 0.00
Operating cash distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment Income	$ 0.00	$0.00	$ 0.00	$0.00	$ 0.00
Return of Capital	$ 0.00	$0.00	$ 0.00	$0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$ 0.00	$0.00	$ 0.00	$2.14	$ 0.00
Tax Preferred	$ 0.00	$0.00	$ 0.00	$4.38	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We currently own a 100% interest in two properties and a partial interest in one additional property. On January 28, 2010, the Partnership entered into a 96-month lease agreement with Harris for 100% of 150 Apollo Drive, which commenced May 1, 2010 and extends through April 30, 2018. Our focus in the near-term is to attempt to maintain the high occupancy level of our portfolio concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

World Electric Supply vacated the 365 Kennesaw Building in July 2010, has ceased paying rent effective in January 2011, and has initiated litigation against the Partnership seeking a judicial declaration regarding the effectiveness of World Electric Supply’s attempt to exercise its termination option in 2010 (see Item 3. of this report for additional information).

The fourth quarter 2010 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of the tenant allowance reimbursement obligation remaining for 150 Apollo Drive and anticipated re-leasing costs for the Siemens – Orlando Building.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of February 28, 2011, the Partnership owned interests in three properties.

Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease extends to Siemens through September 2011.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, is currently 100% leased to Harris through April 2018.

•

The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, is 100% leased to World Electric Supply through October 2012; however, World Electric Supply vacated the property in July 2010, has ceased paying rent effective in January 2011, and has initiated litigation against the Partnership seeking a judicial declaration regarding the effectiveness of World Electric Supply’s attempt to exercise its termination option in 2010 (see Item 3. of this report for additional information). We are currently marketing the property for lease and sale.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 2.8% in the fourth quarter of 2010, according to estimates. This is an indication that the market has stabilized and an economic recovery is currently under way. For the full year of 2010, real GDP increased 2.8% compared with a 2.6% decrease in 2009. The main contributors to the increase in real GDP growth in 2010 were positive contributions from personal consumption expenditures, private domestic investment, and government consumption expenditures. While management believes the U.S. economy is beginning to show signs of recovery, we believe this recovery will be gradual and that downside risks related to factors, such as employment and housing, still exist.

Real estate market fundamentals underlying the U.S. office markets continued to deteriorate in 2010, as evidenced by a vacancy rate of 17.6% for the fourth quarter compared with 17.0% vacancy this same time a year ago. There was negative net absorption of 14.5 million square feet in 2010, in addition to the 79 million square feet of negative absorption in 2009. As anticipated, average rents have also declined from a $27.79 rate in fourth quarter 2009 to current rates of $27.53, a 0.94% decline. On a positive note, however, fourth quarter numbers show a positive net absorption of 2.5 million square feet, the first quarter of positive absorption since 2007, and a stabilization in vacancy rates and rental rates. Additionally, as the overall economy continues to improve, the office market should follow suit with modestly improving fundamentals in 2011.

Transaction volume for office properties increased significantly in 2010 with over $41 billion in transactions, more than doubling 2009 activity of $17.3 billion. Fourth quarter 2010 activity was $18.7 billion, which was more than all of 2009 activity combined. Much of the sales activity was made up of portfolio transactions and larger deals concentrated in major markets such as New York; Washington, D.C; and Chicago. Capitalization rates (first year income returns) also experienced sharp declines in 2010, dropping nearly 200 basis points overall. Average central business district capitalization rates finished the year at 6.2%, a 225 basis point reduction from 2009, and suburban rates averaged 7.7%, 135 basis points lower than 2009. Both exchange-listed REITs and nontraded REITs were the largest buyers of real estate in 2010 with over $8 billion of total transaction activity. Commercial mortgage-backed securities also made a return in 2010 which bodes well for 2011 financing expectations.

After a sluggish office market in 2009, recent transaction activity suggests that the market has bottomed out and headed toward an even stronger, healthier recovery. Nevertheless, the majority of transactions in 2010 continued to be well- tenanted assets in primary markets. This disparity is largely determined by cash flow quality, investor profile, and location of the asset. Properties that are in top-tier markets with credit tenants and lack of near-term lease rollover are commanding significantly higher prices and lower capitalization rates than properties lacking these qualities. Recent pricing spreads and sales volumes in Washington, D.C.; New York; San Francisco; Boston; Chicago; and other desirable markets validate this trend. Additionally, rising delinquencies and looming debt maturities could force distressed sellers to dispose of assets at discounted prices. Even though evidence shows little distressed office sales compared to the amount of distressed assets, in the fourth quarter of 2010, distressed office sales exceeded the previous three quarters combined and accounted for 17% of all office transactions in the fourth quarter of 2010. Cash buyers should be in prime position to capitalize on these distressed situations should they occur.

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

Short-Term Liquidity

During the year ended December 31, 2010, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $510,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2010 to fund our pro rata share of the re-leasing costs for 150 Apollo Drive. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that operating distributions from the Joint Venture may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs for the Siemens – Orlando Building.

We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $521,000, as of December 31, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Venture and our directly owned properties, and net proceeds generated from the sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the properties owned through the Joint Venture or by the Partnership directly. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, to fund our pro rata share of property operating costs, leasing costs, and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.

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

As of December 31, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2010	Undistributed Net Sale Proceeds as of December 31, 2010
				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$0	—	$4,597,063	$0
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	0	—	4,692,937	46,163

Total			$9,336,163	$0		$9,290,000	$46,163

Upon evaluating the anticipated capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds to fund a portion of our pro rata share of the re-leasing costs remaining for 150 Apollo Drive and anticipated re-leasing costs for the Siemens – Orlando Building.

Results of Operations

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2010

Rental income at the properties we own directly decreased from $1,154,194 for the year ended December 31, 2009 to $941,102 for the year ended December 31, 2010, primarily due to a lower average economic occupancy at 150 Apollo Drive in 2010 (76%) as compared with 2009 (100%). We anticipate that rental income will remain at relatively similar levels in the near-term, assuming that the Partnership is successful in its litigation with World Electric Supply, the sole tenant of the 3675 Kennesaw Building (see Item 3. of this report for additional information).

Tenant reimbursements at the properties we own directly decreased from $548,913 for the year ended December 31, 2009 to $277,816 for the year ended December 31, 2010. Property operating costs at the properties we own directly decreased from $497,950 for the year ended December 31, 2009 to $318,199 for the year ended December 31, 2010. These decreases are primarily a result of the termination of the Avaya lease effective January 2010 and the structure of the new lease in place at 150 Apollo Drive, whereby Harris Corporation pays a portion of the property operating costs directly. The decline in tenant reimbursements is more substantial than the decline in property operating costs because a portion of the property operating costs is incurred regardless of the property’s occupancy level. We anticipate future levels of tenant reimbursements and property operating costs to decrease slightly in the near-term, as compared with the year ended December 31, 2010, due to the execution of the Harris Lease at 150 Apollo Drive, which commenced May 1, 2010.

Management and leasing fees at the properties we own directly decreased from $83,831 for the year ended December 31, 2009 to $43,755 for the year ended December 31, 2010 due to the corresponding decreases in the collections of rental income and tenant reimbursements. Management and leasing fees are incurred as a function of cash receipts collected from tenants (see “Related-Party Transactions” in Note 4 to our financial statements). Therefore, future management and leasing fees are expected to fluctuate as a function of future receipts of rental income and tenant reimbursements.

Depreciation expense at the properties we own directly increased from $236,946 for the years ended December 31, 2009 to $313,951 for the year ended December 31, 2010 due to tenant improvements completed at 150 Apollo Drive in 2010 in connection with the Harris Lease. We anticipate future levels of depreciation expense to remain at a level relatively similar to the fourth quarter of 2010; therefore, we expect depreciation expense for 2011 to exceed depreciation expense for the prior year.

Amortization expense at the properties we own directly decreased from $871,902 for the year ended December 31, 2009 to $415,616 for the year ended December 31, 2010 due to (i) the expiration of the original term of the Avaya lease in place at the time of acquisition at 150 Apollo Drive, which was terminated on a staged basis from January 2010 through April 2010, partially offset by (ii) the write-off of tenant-specific assets as a result of the partial termination of the Avaya lease at 150 Apollo Drive executed in the first quarter of 2010 in connection with the Harris Lease. We anticipate amortization expense to decline in the near-term due to recognizing less amortization of in-place lease intangible assets for an entire year as a result of the aforementioned Avaya lease expiration.

Impairment loss at the properties we own directly increased from $0 for the year ended December 31, 2009 to $3,314,032 for the year ended December 31, 2010, as a result of (i) recognizing a nonrecurring impairment loss in the amount of $2,460,341 at 150 Apollo Drive as a result of input received in connection with marketing the property for sale in the second quarter of 2010 and (ii) recognizing a nonrecurring impairment loss at the 3675 Kennesaw Building in the amount of $853,691 as a result of obtaining current market leasing information in connection with marketing the property for lease in the fourth quarter of 2010. We anticipate impairment loss to decline in the near-term as a result of recognizing these nonrecurring impairment losses in 2010.

General and administrative expenses increased from $179,224 for the year ended December 31, 2009 to $233,278 for the year ended December 31, 2010. This increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants and additional administrative reimbursements resulting primarily from a reduction in the economies of scale available to the Partnership for investor support services. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Equity in income of Joint Venture increased from $308,772 for the year ended December 31, 2009 to $443,334 for the year ended December 31, 2010. This increase is primarily due to (i) a decrease in amortization of intangible lease assets as a result of the September 2009 expiration of the original term of a lease in place at the time of acquisition at the Siemens – Orlando Building and (ii) an increase in rental income at the Siemens – Orlando Building related to the lease extension with the majority tenant at that property effective in October 2009, partially offset by (iii) an increase in depreciation expense related to tenant improvement projects completed at the Siemens – Orlando Building. We anticipate equity in income of Joint Venture to remain at relatively similar levels in the near-term; however, if the majority tenant of the Siemens – Orlando Building does not extend its current lease (which is currently scheduled to expire in September 2011) and we are unable to secure a suitable replacement tenant in a timely manner, equity in income of Joint Venture will be lower.

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2009

Rental income, management and leasing fees, depreciation expense, and amortization expense at the properties we own directly remained relatively constant for the years ended December 31, 2009 and December 31, 2008.

Tenant reimbursements at the properties we own directly decreased from $643,836 for the year ended December 31, 2008 to $548,913 for the year ended December 31, 2009. Property operating costs at the properties we own directly decreased from $582,692 for the year ended December 31, 2008 to $497,950 and for the year ended December 31, 2009. These decreases are primarily due to a decrease in reimbursable repairs and maintenance costs and real estate taxes levied at 150 Apollo Drive.

Interest and other income decreased from $7,081 for the year ended December 31, 2008 to $68 for the year ended December 31, 2009. This decrease is primarily a result of a decrease in the average daily yield.

General and administrative expenses decreased from $192,157 for the year ended December 31, 2008 to $179,224 for the year ended December 31, 2009. The slight decline reflects a temporary difference in accounting fees related to the timing of work performed by our external accountants in 2009 as compared with the prior year.

Equity in income of Joint Venture increased from $270,034 for the year ended December 31, 2008 to $308,772 for the year ended December 31, 2009. This increase is primarily attributable a decrease in amortization of intangible lease assets due to the expiration of the original term of a lease in place at the time of acquisition at the Siemens – Orlando Building in September 2009.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

In the fourth quarter of 2010, the Partnership recorded an impairment loss on the 3675 Kennesaw Building of approximately $854,000 to reduce the carrying value of the property to its estimated fair value, measured at the present value of the property’s future projected cash flows. We lowered our estimate of the property’s future projected cash flows based primarily on current market leasing information obtained in connection with marketing the 3675 Kennesaw Building for lease in the fourth quarter of 2010 after World Electric Supply vacated the property.

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

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Partnership is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, the Partnership reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners; and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2010 and 2009.

ITEM 9A.	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2010. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2010 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serve as the advisor to Wells Real Estate Investment Trust II, Inc.; Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust, III, Inc.); and Wells Timberland REIT, Inc. (collectively, the “Wells REITs”), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 67, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of Wells Real Estate Investment Trust II, Inc. and the president and a director of Wells Core Office Income REIT, Inc., which are public real estate programs not listed on a securities exchange. He is also the president of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, nontraded REIT sponsored by WREF, until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985, he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is an inaugural sponsor of the Financial Services Institute.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a).

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams, as the Principal Financial Officer; Randall D. Fretz, as the Senior Vice President of our corporate general partner; and Kevin Race, as Chief of Financial Strategy. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate general partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

Code of Ethics

The Partnership has adopted a code of ethics applicable to our corporate general partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate general partner performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

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

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Set forth below is the security ownership of beneficial owners owning in excess of 5% of a class of outstanding units of the Partnership as of February 28, 2011.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Kenneth J. Woolcott, Trustee 6100 La Jolla Scenic, S La Jolla, CA 92037	322,580.645 Units(1)	9.29%

Limited Partnership Units	New Horizons, L.P. P.O. Box 6446 San Pedro, CA 90734	257,812.758 Units(2)	7.42%

Limited Partnership Units	Andrew Mark Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

Limited Partnership Units	Matthew Phillip Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

(1)	Kenneth J. Woolcott owns Cash Preferred Units through a trust.

(2)	New Horizons, L.P. owns Cash Preferred Units through a limited partnership.

(3)	Andrew Mark Urbanek and Matthew Phillip Urbanek own Tax Preferred Units through an irrevocable trust.

(b)	Set forth below is the security ownership of management as of February 28, 2011.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	69.940 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 69.940 Cash Preferred Units through Wells Capital.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2010.

Management and Leasing Fees

We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the our properties owned directly or through the Joint Venture, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture for the properties owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in accompanying statements of operations. Our share of management, leasing and asset management fees and lease acquisition costs incurred from properties owned directly and through our Joint Venture that are payable to Wells Management is $37,892, $66,638, and $60,823 for the years ended December 31, 2010, 2009, and 2008, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $107,324, $93,530, and $92,951 payable to Wells Capital and Wells Management for the years ended December 31, 2010, 2009, and 2008, respectively.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership did not incur acquisition and advisory fees and acquisition expense reimbursements during the periods presented. The Partnership applied deferred project costs of $0, $0, and $2,821 upon investing in the Joint Venture and real estate assets owned directly during the years ended December 31, 2010, 2009, and 2008, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2010, 2009, or 2008.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint venture in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2010 and 2009, are set forth in the table below.

	Frazier & Deeter, LLC
	2010	2009
Audit Fees	$56,451	$49,300
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$56,451	$49,300

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

During the fiscal years ended December 31, 2010 and 2009, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from the Partnership’s independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND XIV, L.P.
(Registrant)

	By:	WELLS CAPITAL, INC.
(General Partner)

March 22, 2011		/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 22, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XIV, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIV, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIV, L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIV, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
REAL ESTATE, AT COST:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $1,377,504 and $1,063,553 as of December 31, 2010 and 2009, respectively	6,133,603	8,413,730
Intangible lease assets, less accumulated amortization of $202,132 and $1,460,132 as of December 31, 2010 and 2009, respectively	75,371	210,964

Total real estate assets	8,679,904	11,095,624

Investment in joint venture	4,430,074	4,499,955
Cash and cash equivalents	732,451	2,536,557
Tenant receivables	676,389	100,045
Due from joint venture	107,053	152,168
Other assets	76,757	6,595
Deferred leasing costs, less accumulated amortization of $118,214 and $0 as of December 31, 2010 and December 31, 2009, respectively	1,297,523	0
Intangible lease origination costs, less accumulated amortization of $154,530 and $2,516,275 as of December 31, 2010 and 2009, respectively	57,621	263,100

Total assets	$16,057,772	$18,654,044

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$40,103	$54,682
Accrued deferred leasing costs	449,286	0
Deferred income	21,495	68,900
Due to affiliates	9,895	16,942

Total liabilities	520,779	140,524

Commitments and contingencies

Partners’ capital:
Limited partners
Cash Preferred – 2,648,615 units issued and outstanding	15,536,993	18,511,457
Tax Preferred – 825,508 units issued and outstanding	0	0
General partners	0	2,063

Total partners’ capital	15,536,993	18,513,520

Total liabilities and partners’ capital	$16,057,772	$18,654,044

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
REVENUES:
Rental income	$941,102	$1,154,194	$1,154,194
Tenant reimbursements	277,816	548,913	643,836
Interest and other income	52	68	7,081

Total revenues	1,218,970	1,703,175	1,805,111

EXPENSES:
Property operating costs	318,199	497,950	582,692
Management and leasing fees:
Related-party	19,480	47,758	44,561
Other	24,275	36,073	35,211
Depreciation	313,951	236,946	236,946
Amortization	415,616	871,902	871,902
Impairment loss	3,314,032	0	0
General and administrative	233,278	179,224	192,157

Total expenses	4,638,831	1,869,853	1,963,469

EQUITY IN INCOME OF JOINT VENTURE	443,334	308,772	270,034

NET INCOME (LOSS)	$(2,976,527)	$142,094	$111,676

NET INCOME (LOSS) ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$(2,974,464)	$140,673	$1,420,183

TAX PREFERRED LIMITED PARTNERS	$0	$0	$(1,309,149)

GENERAL PARTNERS	$(2,063)	$1,421	$642

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$(1.12)	$0.05	$ 0.54

TAX PREFERRED	$ 0.00	$0.00	$(1.59)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,648,615	2,648,615	2,648,365

TAX PREFERRED	825,508	825,508	825,758

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	2,647,615	$17,548,501	826,508	$1,310,305	$0	$18,858,806

Tax preferred conversion elections	1,000	1,156	(1,000)	(1,156)	0	0
Net income (loss)	0	1,420,183	0	(1,309,149)	642	111,676
Distributions of operating cash flow ($0.23 per weighted-average Cash Preferred Unit)	0	(599,056)	0	0	0	(599,056)

BALANCE, December 31, 2008	2,648,615	18,370,784	825,508	0	642	18,371,426

Net income	0	140,673	0	0	1,421	142,094

BALANCE, December 31, 2009	2,648,615	18,511,457	825,508	0	2,063	18,513,520

Net loss	0	(2,974,464)	0	0	(2,063)	(2,976,527)

BALANCE, December 31, 2010	2,648,615	$15,536,993	825,508	$0	$0	$15,536,993

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,976,527)	$142,094	$111,676
Operating distributions received from joint venture	558,330	577,096	538,506
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	313,951	236,946	236,946
Amortization	459,286	878,130	878,132
Impairment loss	3,314,032	0	0
Equity in income of joint venture	(443,334)	(308,772)	(270,034)
Operating changes in assets and liabilities:
(Increase) decrease in tenant receivables	(576,344)	88,231	(28,323)
(Increase) decrease in other assets	(70,162)	30,580	(31,286)
(Decrease) increase in accounts payable and accrued expenses	(14,579)	(27,072)	11,162
(Decrease) increase in deferred income	(47,405)	68,900	(7,787)
(Decrease) increase in due to affiliates	(7,047)	2,192	5,703

Net cash provided by operating activities	510,201	1,688,325	1,444,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(1,347,856)	0	0
Payment of deferred leasing costs	(966,451)	0	0
Investment in joint venture	0	0	(67,698)

Net cash used in investing activities	(2,314,307)	0	(67,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners from accumulated operating income	0	0	(1,011,669)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,804,106)	1,688,325	365,328

CASH AND CASH EQUIVALENTS, beginning of year	2,536,557	848,232	482,904

CASH AND CASH EQUIVALENTS, end of year	$732,451	$2,536,557	$848,232

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued deferred leasing costs	$449,286	$0	$0

Deferred project costs contributed to joint venture	$0	$0	$2,821

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

In connection with recurring quarterly review processes, the Partnership evaluated the recoverability of the carrying value of the 3675 Kennesaw Building pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared to the estimated fair value, based primarily on current market leasing information obtained in connection with marketing the 3675 Kennesaw Building for lease in the fourth quarter of 2010 after World Electric Supply vacated the property. Accordingly, the Partnership reduced the carrying value of the 3675 Kennesaw Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $854,000 in the fourth quarter of 2010.

In connection with recurring quarterly review processes, the Partnership evaluated the recoverability of the carrying value of 150 Apollo Drive pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared to the estimated fair value, based primarily on input received in connection with marketing 150 Apollo Drive for sale in the second quarter of 2010. Due to the structure of the Harris Corporation lease currently in place at the property, the Partnership believes that 150 Apollo Drive may achieve a more optimal disposition value if held until the rental concessions under the current lease approach expiration. Accordingly, the Partnership reduced the carrying value of 150 Apollo Drive to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $2,460,000 in the second quarter of 2010.

The fair value measurements used in these evaluations of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that the Partnership utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and sales prices. In addition, the Partnership assigned an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of each evaluation date. The table below represents the detail of the adjustments recognized during the year ended December 31, 2010 using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
150 Apollo Drive	$10,844,659	$2,460,341	$8,384,318
3675 Kennesaw Building	2,953,691	853,691	2,100,000

	$13,798,350	$3,314,032	$10,484,318

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

During the years ended December 31, 2010, 2009, and 2008, the Partnership recognized the following amortization of intangible lease assets:

For the year ended December 31:	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
2010	$6,229	$129,364	$205,479

2009	$6,228	$318,325	$553,577

2008	$6,230	$318,325	$553,577

As of December 31, 2010 and 2009, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
2010	$42,045	$235,458	$212,151

2009	$42,045	$1,629,051	$2,779,375

The remaining net intangible asset balances will be amortized as follows:

For the year ending December 31:	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
2011	$6,229	$34,883	$31,430
2012	5,190	29,069	26,191
Thereafter	0	0	0

	$11,419	$63,952	$57,621

Weighted-Average Amortization Period	2 years	2 years	2 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Partnership is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, the Partnership reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Investment in Joint Venture

The Partnership has evaluated the Joint Venture and concluded that it is not a variable-interest entity. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture or its real property investments. Accordingly, the Partnership accounts for its investment in the Joint Venture using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2010 or 2009.

Other Assets

Other assets are primarily comprised of withholding taxes reimbursable from the limited partners and prepaid expenses. Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Deferred Leasing Costs, net

Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately seven years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written off to lease termination expense.

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

Revenue Recognition

The Partnership’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Partnership for a pro rata share of operating costs incurred. All of the Partnership’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index), is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Partnership has satisfied all obligations under the related lease or lease termination agreement.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE

Due from Joint Venture

As of December 31, 2010 and 2009, due from joint venture represents the Partnership’s share of operating cash flow to be distributed from the Joint Venture for the fourth quarter of 2010 and 2009, respectively.

Summary of Investment

The Partnership’s investment and approximate ownership percentage in the Joint Venture as of December 31, 2010 and 2009 is summarized below:

	2010		2009
	Amount	Percentage	Amount	Percentage
Fund XIII-XIV Associates	$4,430,074	53%	$4,499,955	53%

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Venture for the years ended December 31, 2010 and 2009 are presented below:

	2010	2009
Investment in Joint Venture, beginning of year	$4,499,955	$4,752,021
Equity in income of Joint Venture	443,334	308,772
Distributions from Joint Venture	(513,215)	(560,838)

Investment in Joint Venture, end of year	$4,430,074	$4,499,955

Summary of Financial Information

Condensed financial information for the Joint Venture as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2010	2009	2010	2009	2010	2009
Fund XIII-XIV Associates	$8,794,811	$8,913,406	$388,599	$374,592	$8,406,212	$8,538,814

	Total Revenues			Income From Continuing Operations			Loss From Discontinued Operations			Net Income
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
Fund XIII-XIV Associates	$1,642,475	$1,586,115	$1,589,375	$841,242	$585,906	$513,254	$0	$0	$(855)	$841,242	$585,906	$512,399

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of loss from discontinued operations recognized by the Joint Venture are provided below:

	2010			2009			2008
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total
Fund XIII-XIV Associates	$0	$0	$0	$0	$0	$0	$(855)	$0	$(855)

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture for the properties owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in accompanying statements of operations. The Partnership’s share of management, leasing, and asset management fees and lease acquisition costs incurred from properties owned directly and through the Joint Venture that are payable to Wells Management is $37,892, $66,638, and $60,823 for the years ended December 31, 2010, 2009, and 2008, respectively.

Administrative Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $107,324, $93,530, and $92,951 payable to Wells Capital and Wells Management for the years ended December 31, 2010, 2009, and 2008, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoice the Partnership for the reimbursement thereof on a quarterly basis.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership did not incur acquisition and advisory fees and acquisition expense reimbursements during the periods presented. The Partnership applied deferred project costs of $0, $0, and $2,821 upon investing in the Joint Venture and real estate assets owned directly during the years ended December 31, 2010, 2009, and 2008, respectively.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2010 and 2009 was comprised of the following items:

	December 31,
	2010	2009
Administrative reimbursements due to Wells Capital and/or Wells Management	$9,613	$13,069
Management, leasing, and asset management fees due to Wells Management	282	3,873

	$9,895	$16,942

5.	RENTAL INCOME

The future contractual rental income due to the Partnership under noncancelable operating leases as of December 31, 2010 is presented below:

Year ending December 31:
2011	$932,933
2012	1,078,282
2013	964,754
2014	1,045,005
2015	1,084,942
Thereafter	2,682,402

$7,788,318

Two tenants generated 73% and 27% of contractual rental income for the year ended December 31, 2010, and two tenants will generate 93% and 7% of future contractual rental income based on current, noncancellable operating leases in place as of December 31, 2010.

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

A reconciliation of the Partnership’s financial statement net income (loss) to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Financial statement net income (loss)	$(2,976,527)	$142,094	$111,676
Adjustments in net income (loss) resulting from:
Depreciation expense for financial reporting purposes less than amounts for income tax purposes	(91,807)	(144,873)	(151,193)
Amortization expense for financial reporting purposes greater than amounts for income tax purposes	374,140	1,040,404	1,083,472
Rental income for financial reporting purposes (greater than) less than amounts for income tax purposes	(419,588)	78,926	42,566
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	3,314,032	0	0
Other	30,860	9,014	(2,994)

Income tax basis net income	$231,110	$1,125,565	$1,083,527

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Financial statement partners’ capital	$15,536,993	$18,513,520	$18,371,426
Increase (decrease) in partners’ capital resulting from:
Accumulated depreciation expense for financial reporting purposes less than amounts for income tax purposes	(841,359)	(749,552)	(604,679)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	6,326,262	5,952,122	4,911,718
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	13,433	13,433	13,433
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,295,484	4,295,484	4,295,484
Capitalization of organization costs for income tax purposes, which are expensed for financial reporting purposes	47,171	47,171	47,171
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(530,874)	(111,286)	(190,212)
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(412,403)	(412,403)	(412,403)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	3,314,032	0	0
Other	25,717	(5,143)	(14,157)

Income tax basis partners’ capital	$27,774,456	$27,543,346	$26,417,781

8.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009:

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$251,745	$271,412	$346,901	$348,912
Equity in income of Joint Venture	$121,439	$119,682	$122,888	$79,325
Net income (loss)	$(158,610)	$(2,346,651)	$217,071	$(688,337)
Net income (loss) allocated to:
Cash Preferred Limited Partners	$(157,024)	$(2,346,174)	$214,900	$(686,166)
Tax Preferred Limited Partners	$0	$0	$0	$0
General Partners	$(1,586)	$(477)	$2,171	$(2,171)
Net income (loss) per weighted-average limited partner unit:
Cash Preferred(a)	$(0.06)	$(0.89)	$0.08	$(0.26)
Tax Preferred	$ 0.00	$ 0.00	$0.00	$ 0.00
Distributions of operating cash flow per weighted-average limited partner unit:
Cash Preferred	$ 0.00	$ 0.00	$0.00	$ 0.00
Tax Preferred	$ 0.00	$ 0.00	$0.00	$ 0.00
Distributions of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$ 0.00	$ 0.00	$0.00	$ 0.00
Tax Preferred	$ 0.00	$ 0.00	$0.00	$ 0.00

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$441,870	$428,751	$422,330	$410,224
Equity in income of Joint Venture	$61,041	$76,088	$60,245	$111,398
Net income	$10,008	$59,654	$20,128	$52,304
Net income allocated to:
Cash Preferred Limited Partners	$9,908	$59,058	$19,927	$51,780
Tax Preferred Limited Partners	$0	$0	$0	$0
General Partners	$100	$596	$201	$524
Net income per weighted-average limited partner unit:
Cash Preferred	$0.00	$0.02	$0.01	$0.02
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distributions of operating cash flow per weighted-average limited partner unit:
Cash Preferred	$0.00	$0.00	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distributions of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$0.00	$0.00	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00

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

9.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2010, 2009, and 2008 are composed of the following items:

	2010	2009	2008
Salary reimbursements	$121,084	$93,530	$92,951
Independent accounting fees	58,084	43,768	51,059
Printing and notebooks	24,376	21,247	25,442
Other professional fees	9,744	3,707	8,716
Legal fees	8,114	7,873	4,759
Postage and delivery expenses	7,922	7,687	4,734
Other general and administrative	1,380	272	3,655
Computer costs	1,174	854	540
Bank service charges	882	0	0
Taxes and licensing fees	518	286	301

Total general and administrative costs	$233,278	$179,224	$192,157

10.	COMMITMENTS AND CONTINGENCIES

3675 Kennesaw Building Litigation

On December 29, 2010, World Electric Supply, Inc. (“World Electric Supply”), the sole tenant of the 3675 Kennesaw Building, filed suit in the Superior Court of Fulton County, Georgia, against the lessor entity, Wells Fund XIV–3675 Kennesaw 75 Parkway, LLC, a Georgia limited liability company wholly owned by the Partnership. The lawsuit seeks a judicial declaration regarding the effectiveness of World Electric Supply’s attempt to exercise its lease termination option in 2010 and asks the Court to declare that the lease was effectively terminated as of November 30, 2010. The Partnership believes that World Electric Supply’s claims are without merit because the tenant did not comply with notification requirements of the termination option under the lease. The lessor entity has filed an answer and asserted a counterclaim in the lawsuit to recover from World Electric Supply all rental payments, service charges, and attorneys’ fees that accrue through the end of the lease term based upon the failure of World Electric Supply to properly exercise its termination option under the lease.

WELLS REAL ESTATE FUND XIV, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2010

Description	Ownership	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition(e)	Impairment Loss	Gross Carrying Amount as of December 31, 2010					Accumulated Depreciation & Amortization(d)	Date of Construction	Date Acquired
			Land	Buildings and Improvements			Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total
150 APOLLO DRIVE(a)	100%	None	$1,862,283	$7,909,557	$468,390	$(2,460,341)	$1,913,529	$5,866,360	$0	$0	$7,779,889	$1,065,230	2000	5/16/05
3675 KENNESAW BUILDING(b)	100%	None	535,000	2,656,523	141,819	(853,691)	557,401	1,644,747	277,503	0	2,479,651	514,406	2004	1/31/06

Total – Consolidated Fund XIV Properties			2,397,283	10,566,080	610,209	(3,314,032)	2,470,930	7,511,107	277,503	0	10,259,540	1,579,636

SIEMENS – ORLANDO BUILDING(c)	53%	None	1,950,000	8,734,436	(706,092)	0	2,031,250	7,562,966	384,128	0	9,978,344	1,740,023	2001	10/30/03

Total – All Properties			$4,347,283	$19,300,516	$(95,883)	$(3,314,032)	$4,502,180	$15,074,073	$661,631	$0	$20,237,884	$3,319,659

(a)	150 Apollo Drive is a three-story building located in Chelmsford, Massachusetts, owned entirely by the Partnership.

(b)	The 3675 Kennesaw Building is a one-story distribution warehouse building located in Kennesaw, Georgia, owned entirely by the Partnership.

(c)	The Siemens – Orlando Building comprises two single-story office buildings located in Orlando, Florida, owned by Fund XIII-XIV Associates.

(d)

Buildings, land improvements, building improvements, tenant improvements, and intangible lease assets are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, the shorter of the economic life or corresponding lease terms and corresponding lease terms, respectively.

(e)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

WELLS REAL ESTATE FUND XIV, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2010

	Cost		Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2007	$24,378,018		$3,274,367

2008 additions	237,723		990,751

BALANCE AT DECEMBER 31, 2008	24,615,741		4,265,118

2009 additions	0		953,270
2009 dispositions	(1,250,892)		(1,247,572)

BALANCE AT DECEMBER 31, 2009	23,364,849		3,970,816

2010 additions	1,580,660		742,436
2010 impairments	(3,314,032	)(1,2)	0
2010 dispositions	(1,393,593)		(1,393,593)

BALANCE AT DECEMBER 31, 2010	$20,237,884		$3,319,659

(1)

As of December 31, 2010, The Partnership wrote down the basis of the 3675 Kennesaw Building and recognized a corresponding impairment loss of $853,691 to reduce the carrying value of the property to its estimated fair value based primarily on current market leasing information obtained in connection with marketing the 3675 Kennesaw Building for lease in the fourth quarter of 2010 after World Electric Supply vacated the property.

(2)

As of June 30, 2010, The Partnership wrote-down the basis of 150 Apollo Drive and recognized a corresponding impairment loss of $2,460,341 to reduce the carrying value of the property to its estimated fair value based primarily on input received in connection with marketing 150 Apollo Drive for sale in the second quarter of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the “Joint Venture”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/     Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Real estate assets, at cost:
Land	$2,031,250	$2,031,250
Building and improvements, less accumulated depreciation of $1,450,241 and $1,197,784 at December 31, 2010 and 2009, respectively	6,112,725	6,132,378
Intangible lease assets, less accumulated amortization of $289,782 and $249,347 at December 31, 2010 and 2009, respectively	94,346	134,781

Total real estate assets	8,238,321	8,298,409

Cash and cash equivalents	375,073	362,687
Tenant receivables	73,077	77,331
Intangible lease origination costs, less accumulated amortization of $159,919 and $137,604 at December 31, 2010 and 2009, respectively	52,066	74,381
Deferred leasing costs, less accumulated amortization of $69,935 and $32,804 at December 31, 2010 and 2009, respectively	42,748	88,693
Other assets	13,526	11,905

Total assets	$8,794,811	$8,913,406

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses and accrued capital expenditures	$23,742	$20,744
Due to affiliate	4,543	5,113
Deferred income	157,177	59,991
Partnership distributions payable	203,137	288,744

Total liabilities	388,599	374,592

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	3,976,138	4,038,859
Wells Real Estate Fund XIV, L.P.	4,430,074	4,499,955

Total partners’ capital	8,406,212	8,538,814

Total liabilities and partners’ capital	$8,794,811	$8,913,406

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
REVENUES:
Rental income	$1,286,027	$1,213,635	$1,189,347
Tenant reimbursements	356,088	371,805	392,007
Interest and other income	360	675	8,021

Total revenues	1,642,475	1,586,115	1,589,375

EXPENSES:
Property operating costs	309,921	343,816	389,435
Management and leasing fees:
Related-party	34,936	35,827	30,859
Other	43,670	44,783	38,569
Depreciation	252,457	193,193	177,958
Amortization	105,446	317,840	388,797
General and administrative	54,803	64,750	50,503

Total expenses	801,233	1,000,209	1,076,121

NET INCOME FROM CONTINUING OPERATIONS	841,242	585,906	513,254

OPERATING LOSS FROM DISCONTINUED OPERATIONS	0	0	(855)

NET INCOME	$841,242	$585,906	$512,399

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners’ Capital
Balance, December 31, 2007	$4,436,304	$4,942,774	$9,379,078

Net income	242,365	270,034	512,399
Partnership contributions	63,293	70,519	133,812
Partnership distributions	(476,865)	(531,307)	(1,008,172)

Balance, December 31, 2008	4,265,097	4,752,020	9,017,117

Net income	277,133	308,773	585,906
Partnership distributions	(503,371)	(560,838)	(1,064,209)

Balance, December 31, 2009	4,038,859	4,499,955	8,538,814

Net income	397,907	443,335	841,242
Partnership distributions	(460,628)	(513,216)	(973,844)

Balance, December 31, 2010	$3,976,138	$4,430,074	$8,406,212

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$841,242	$585,906	$512,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	252,457	193,193	177,958
Amortization	108,695	327,502	400,596
Changes in assets and liabilities:
Decrease in tenant receivables	4,254	46,241	45,800
Decrease in due from affiliate	0	0	2,911
(Increase) decrease in other assets	(1,621)	(1,489)	2,645
Increase (decrease) in accounts payable and accrued expenses	2,998	(47,152)	10,043
(Decrease) increase in due to affiliate	(570)	2,567	2,546
Increase (decrease) in deferred income	97,186	(67,302)	(67,200)

Net cash provided by operating activities	1,304,641	1,039,466	1,087,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(232,804)	(818)	(230,764)
Payment of deferred leasing costs	0	(78,257)	0

Net cash used in investing activities	(232,804)	(79,075)	(230,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners in excess of accumulated earnings	(1,059,451)	(1,095,059)	(1,021,834)
Contributions from joint venture partners	0	0	130,991

Net cash used in financing activities	(1,059,451)	(1,095,059)	(890,843)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,386	(134,668)	(33,909)

CASH AND CASH EQUIVALENTS, beginning of period	362,687	497,355	531,264

CASH AND CASH EQUIVALENTS, end of period	$375,073	$362,687	$497,355

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$203,137	$288,744	$319,594

Deferred project costs applied to the joint venture	$0	$0	$2,821

Accrued capital expenditures	$0	$0	$4,138

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, management adjusts the real estate assets and related intangible assets to the respective estimated fair values, pursuant of the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2010.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

During the years ended December 31, 2010, 2009, and 2008, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$3,249	$37,186	$22,315

2009	$9,662	$188,916	$109,342

2008	$11,799	$239,493	$138,351

As of December 31, 2010 and 2009, the Joint Venture had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$30,864	$353,264	$211,985

2009	$30,864	$353,264	$211,985

The remaining net unamortized balance for intangible assets and liability will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Absorption Period Costs	Above-Market In-Place Lease Assets
2011	$37,186	$3,249	$22,314
2012	37,186	3,249	22,314
2013	12,394	1,082	7,438
Thereafter	0	0	0

	$86,766	$7,580	$52,066

Average Amortization Period	2 years	2 years	2 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Joint Venture is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, the Joint Venture reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2010 or 2009.

Deferred Leasing Costs, net

Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately one year. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2010 and 2009 are comprised of the following items:

	2010	2009
Prepaid expenses	$6,962	$5,341
Utility deposits	6,564	6,564

Total	$13,526	$11,905

Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2010 or 2009.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively, for the years ended December 31, 2010 and 2009. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Joint Venture’s financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $34,936, $35,827, and $30,859 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Due to Affiliate

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2010 and December 31, 2009 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2010	2009
Property management fees	$4,365	$5,113
Administrative reimbursements	178	0

	$4,543	$5,113

4.	DISCONTINUED OPERATIONS

In accordance with GAAP, the Joint Venture has classified the results of operations related 7500 Setzler Parkway, which was sold on January 31, 2007, and the Randstad – Atlanta Building, which was sold on April 24, 2007, as discontinued operations in the accompanying statements of operations. The details comprising loss from discontinued operations are presented below:

	2010	2009	2008
Reimbursement income	$0	$0	$496

Total revenues	0	0	496

Property operating costs	0	0	1,059
General and administrative	0	0	292

Total expenses	0	0	1,351

Operating loss from discontinued operations	$0	$0	$(855)

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2010 is as follows:

Year ended December 31:
2011	$1,088,576
2012	375,003
2013	70,289
Thereafter	0

$1,533,868

Three tenants generated approximately 72%, 16%, and 12% of contractual rental income for the year ended December 31, 2010, and three tenants will generate approximately 46%, 33%, and 21% of future contractual rental income.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2010

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(b)	Gross Carrying Amount as of December 31, 2010					Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total
SIEMENS – ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$(706,092)	$2,031,250	$7,562,966	$384,128	$0	$9,978,344	$1,740,023	2001	10/30/2003

(a)	The Siemens – Orlando Building consists of two single-story office buildings located in Orlando, Florida.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2010

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2007	$10,758,709	$1,873,682

Additions	237,723	429,250

BALANCE AT DECEMBER 31, 2008	10,996,432	2,302,932

Additions	0	391,771
Dispositions	(1,250,892)	(1,247,572)

BALANCE AT DECEMBER 31, 2009	9,745,540	1,447,131

Additions	232,804	292,892

BALANCE AT DECEMBER 31, 2010	$9,978,344	$1,740,023

EXHIBIT INDEX

TO

2010 FORM 10-K

OF

WELLS REAL ESTATE FUND XIV, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XIV, L.P. (Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Exhibit A to the Prospectus, Commission File No. 333-101463)

*3.2	Certificate of Limited Partnership of Wells Real Estate Fund XIV, L.P. dated October 25, 2002 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.1	Amended and Restated Escrow Agreement between Wells Real Estate Fund XIV, L.P. and SouthTrust Bank (Exhibit 10.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.2	Property Management, Leasing, and Asset Management Agreement between Wells Real Estate Fund XIV, L.P. and Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.3

Agreement of Purchase and Sale of Property for the Siemens Orlando Buildings and Third Amendment Thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate

Fund XIV, L.P., Commission File No. 333-101463)

*10.4	Lease Agreement with Siemens Shared Services, LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.5	Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.6	Purchase and Sale Agreement for the Randstad Atlanta Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.7	Lease Agreement for the Randstad Atlanta Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.8	Purchase and Sale Agreement for the 7500 Setzler Parkway Building (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.9	Lease Agreement for the 7500 Setzler Parkway Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.10	Purchase and Sale Agreement for the 150 Apollo Drive Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIV, L.P. for the quarter ended June 30, 2005, Commission File No. 0-50647)

*10.11	Purchase and Sale Agreement with K75 Phase III Limited Partnership for 3675 Kennesaw 75 Parkway (Exhibit to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-50647)

Exhibit Number	Description of Document

*10.12	Purchase and Sale Agreement by and among Wells Real Estate Fund XIII, L.P.; Wells Real Estate Fund XIV, L.P.; and AMB Institutional Alliance Fund III, L.P. for the sale of the 7500 Setzler Parkway Building (Exhibit 10.22 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-49633)

*10.13	Purchase and Sale Agreement for the sale of the Randstad Atlanta Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2007, Commission File No. 0-49633)

*10.14	Second Amendment to Lease Agreement with Siemens Shared Services, LLC relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2009, Commission File No. 0-49633)

*10.15	Lease with Harris Corporation for the 150 Apollo Drive Building (Exhibit to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2009, Commission File No. 0-50647)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002