Form 10-Q
period 2011-03-31
WELLS REAL ESTATE FUND XIV LP
filed 2011-05-12
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-50647
___________________________
WELLS REAL ESTATE FUND XIV, L.P.
(Exact name of registrant as specified in its charter)
___________________________

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
Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIV, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIV, L.P.

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The information presented in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets:
Real estate, at cost:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $1,455,105 and $1,377,504 as of March 31, 2011 and December 31, 2010, respectively	6,056,002	6,133,603
Intangible lease assets, less accumulated amortization of $212,410 and $202,132 as of March 31, 2011 and December 31, 2010, respectively	65,093	75,371
Total real estate assets	8,592,025	8,679,904

Investment in joint venture	4,354,989	4,430,074
Cash and cash equivalents	402,194	732,451
Tenant receivables, net of allowance for doubtful accounts of $116,720 and $0 as of March 31, 2011 and December 31, 2010, respectively	837,941	676,389
Due from joint venture	163,457	107,053
Other assets	89,077	76,757
Deferred leasing costs, less accumulated amortization of $162,737 and $118,214 as of March 31, 2011 and December 31, 2010, respectively	1,253,000	1,297,523
Intangible lease origination costs, less accumulated amortization of $162,387 and $154,530 as of March 31, 2011 and December 31, 2010, respectively	49,764	57,621
Total assets	$15,742,447	$16,057,772

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$59,345	$40,103
Accrued deferred leasing costs	—	449,286
Deferred income	77,930	21,495
Due to affiliates	8,636	9,895
Total liabilities	145,911	520,779

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 2,648,615 units issued and outstanding	15,595,940	15,536,993
Tax Preferred – 825,508 units issued and outstanding	—	—
General Partners	596	—
Total partners’ capital	15,596,536	15,536,993
Total liabilities and partners’ capital	$15,742,447	$16,057,772
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$287,430	$174,700
Tenant reimbursements	77,659	77,037
Interest and other income	9	8
Total revenues	365,098	251,745

Expenses:
Property operating costs	64,085	115,346
Management and leasing fees:
Related-party	759	6,935
Other	6,300	7,110
Depreciation	77,601	59,236
Amortization	47,061	276,476
Bad debt expense	116,720	—
General and administrative	81,401	66,691
Total expenses	393,927	531,794

Equity in Income of Joint Venture	88,372	121,439
Net Income (Loss)	$59,543	$(158,610)

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$58,947	$(157,024)
Tax Preferred Limited Partners	$—	$—
General Partners	$596	$(1,586)

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.02	$(0.06)
Tax Preferred	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	2,648,615	2,648,615
Tax Preferred	825,508	825,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	2,648,615	$18,511,457	825,508	$—	$2,063	$18,513,520

Net loss	—	(2,974,464)	—	—	(2,063)	(2,976,527)
BALANCE, December 31, 2010	2,648,615	15,536,993	825,508	—	—	15,536,993

Net income	—	58,947	—	—	596	59,543
BALANCE, March 31, 2011	2,648,615	$15,595,940	825,508	$—	$596	$15,596,536
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$59,543	$(158,610)
Operating distributions received from joint venture	107,053	152,168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	77,601	59,236
Amortization	62,658	278,033
Bad debt expense	116,720	—
Equity in income of joint venture	(88,372)	(121,439)
Changes in assets and liabilities:
Increase in tenant receivables	(278,272)	(12,123)
Increase in other assets	(12,320)	(44,074)
Increase in accounts payable and accrued expenses	19,242	5,219
Increase in deferred income	56,435	727
Decrease in due to affiliates	(1,259)	(3,727)
Net cash provided by operating activities	119,029	155,410

Cash Flows from Investing Activities:
Payment of deferred leasing costs	(449,286)	(463,210)
Net Decrease in Cash and Cash Equivalents	(330,257)	(307,800)

Cash and Cash Equivalents, beginning of period	732,451	2,536,557
Cash and Cash Equivalents, end of period	$402,194	$2,228,757

Supplemental Disclosures on Noncash Investing Activities:
Accrued deferred leasing costs	$—	$495,721

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 (unaudited)

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

On May 14, 2003, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, as amended. The offering was terminated on April 30, 2005, at which time the Partnership had sold approximately 2,531,031 Cash Preferred Units and 943,093 Tax Preferred Units representing total limited partner capital contributions of $34,741,238.

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

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Venture and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $116,720 and $0 have been recorded as of March 31, 2011 and December 31, 2010, respectively, in connection with the ongoing litigation at the 3675 Kennesaw Building (see Part II, Item 1 - Legal Proceedings for additional information).

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Partnership's financial statements or disclosures.

3.     INVESTMENT IN JOINT VENTURE

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months ended March 31, 2011 and 2010, respectively:

	Total Revenues		Net Income
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Fund XIII-XIV Associates	$418,249	$431,098	$167,690	$230,434

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of March 31, 2011 and December 31, 2010 represents operating cash flow generated by the Joint Venture for the three months ended March 31, 2011 and December 31, 2010, respectively, which is attributable to the Partnership.

4.     RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership’s share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $4,177 and $11,410 for the three months ended March 31, 2011 and 2010, respectively.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $25,223 and $28,272 payable to Wells Capital and Wells Management for the three months ended March 31, 2011 and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.

Due to Affiliates

As of March 31, 2011 and December 31, 2010, due to affiliates was comprised of the following items due to Wells Capital, Wells Management, or their affiliates:

	March 31, 2011	December 31, 2010
Administrative reimbursements	$8,636	$9,613
Management, leasing, and asset management fees	—	282
	$8,636	$9,895

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of March 31, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

6.     COMMITMENTS AND CONTINGENCIES

3675 Kennesaw Building Litigation
On December 29, 2010, World Electric Supply, Inc. (“World Electric Supply”), the sole tenant of the 3675 Kennesaw Building, filed suit in the Superior Court of Fulton County, Georgia, against the lessor entity, Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC, a Georgia limited liability company wholly owned by the Partnership. The lawsuit seeks a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its lease termination option in 2010 and asks the Court to declare that the lease was effectively terminated as of November 30, 2010. The Partnership believes that World Electric Supply's claims are without merit because the tenant did not comply with notification requirements of the termination option under the lease. Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC has filed an answer and asserted a counterclaim in the lawsuit to recover from World Electric Supply all rental payments, service charges, and attorneys' fees that accrue through the end of the lease term based upon the failure of World Electric Supply to properly exercise its termination option under the lease.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

World Electric Supply vacated the 365 Kennesaw Building in July 2010, has ceased paying rent effective in January 2011, and has initiated litigation against the Partnership seeking a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its termination option in 2010 (see Part II, Item 1 - Legal Proceedings for additional information).

The first quarter 2011 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of anticipated re-leasing costs at the Siemens - Orlando Building and the 3675 Kennesaw Building.
Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of April 30, 2011, we owned interests in three properties.
Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The Siemens - Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease extends to Siemens Shared Services LLC through September 2011.

•	The 150 Apollo Drive property, located in Chelmsford, Massachusetts, a suburb of Boston, is currently 100% leased to Harris through April 2018. We are currently marketing the property for disposition.

•
The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, is 100% leased to World Electric Supply through October 2012; however, World Electric Supply vacated the property in July 2010, has ceased paying rent effective in January 2011, and has initiated litigation against the Partnership seeking a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its termination option in 2010 (see Part II, Item 1 - Legal Proceedings for additional information). We are currently marketing the property for lease and sale.

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

Short-Term Liquidity

During the three months ended March 31, 2011, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $119,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in the first quarter of 2011 to fund our pro rata share of anticipated re-leasing costs at the Siemens - Orlando Building and the 3675 Kennesaw Building. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that operating distributions from the Joint Venture may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens - Orlando Building.
We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $146,000, as of March 31, 2011.
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

Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership approximately one month following calendar quarter-ends. However, the Joint Venture will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not funded from the operations of the Joint Venture will be required to be funded by the Partnership and the other respective joint venture partners on a pro rata basis.

As of March 31, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2011	Undistributed Net Sale Proceeds as of March 31, 2011
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$—	—	$4,597,063	$—
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	—	—	4,692,937	46,163
Total			$9,336,163	$—		$9,290,000	$46,163

Upon evaluating the anticipated capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds to fund a portion of our pro rata share of anticipated re-leasing costs at the Siemens - Orlando Building and the 3675 Kennesaw Building.
Results of Operations
Comparison of the three months ended March 31, 2010 versus the three months ended March 31, 2011
Rental income at the properties we own directly increased from $174,700 for the three months ended March 31, 2010 to $287,430 for the three months ended March 31, 2011 primarily due to a higher average economic occupancy at 150 Apollo Drive in the first quarter of 2011 (100%) as compared to the first quarter of 2010 (50%). Absent future leasing activity, future levels of rental income at the properties we own directly may be dependent on the outcome of our pending litigation with World Electric Supply, the sole tenant of the 3675 Kennesaw Building (see Part II, Item 1 - Legal Proceedings for additional information).
Tenant reimbursements at the properties we own directly remained relatively stable from $77,037 for the three months ended March 31, 2010 to $77,659 for the three months ended March 31, 2011. Absent future leasing activity, future levels of tenant reimbursements at the properties we own directly may be dependent on the outcome of our pending litigation with World Electric Supply, the sole tenant of the 3675 Kennesaw Building (see Part II, Item 1 - Legal Proceedings for additional information).
Property operating costs at the properties we own directly decreased from $115,346 for the three months ended March 31, 2010 to $64,085 for the three months ended March 31, 2011. This decrease is primarily a result of the termination of the Avaya lease and the structure of the new lease in place at 150 Apollo Drive, whereby Harris Corporation pays a portion of the property operating costs directly. We anticipate property operating costs will remain at a relatively similar level in the near-term, as compared to the first quarter of 2011.
Management and leasing fees at the properties we own directly decreased from $14,045 for the three months ended March 31, 2010 to $7,059 for the three months ended March 31, 2011, due to a (i) a decrease in the collection of rental income at the 3675 Kennesaw Building due to World Electric Supply ceasing to pay its rent effective January 1, 2011 and (ii) a decrease in the collection of rental income and tenant reimbursements in connection with the rental abatement period at 150 Apollo Drive in place through February 2011. Management and leasing fees are incurred as a function of cash receipts collected from tenants (see “Related Party Transactions” in Note 4 to our financial statements included in this report). Therefore, future management and leasing fees are expected to fluctuate as a function of future receipts of rental income and tenant reimbursements.
Depreciation expense at the properties we own directly increased from $59,236 for the three months ended March 31, 2010 to $77,601 for the three months ended March 31, 2011, due to tenant improvements completed at 150 Apollo Drive in 2010. Absent future leasing activity, we anticipate depreciation expense will remain at a relatively similar level in the near-term, as compared to the first quarter of 2011.
Amortization expense at the properties we own directly decreased from $276,476 for the three months ended March 31, 2010 to $47,061 for the three months ended March 31, 2011, due to (i) the expiration of the original term of the Avaya lease in place at the time of acquisition at 150 Apollo Drive, which was terminated on a staged basis from January 2010 through April 2010, partially offset by (ii) the write-off of tenant-specific assets as a result of the partial termination of the Avaya lease at 150 Apollo Drive executed in the first quarter of 2010. Absent future leasing activity, we anticipate amortization expense will remain at a relatively similar level in the near-term, as compared to the first quarter of 2011.

Bad debt expense increased from $0 for the three months ended March 31, 2010 to $116,720 for the three months ended March 31, 2011, due to World Electric Supply's default on it's contractual rental obligation effective in January 2011. We anticipate additional increases in bad debt expense until the litigation at the 3675 Kennesaw Building is resolved (see Part II, Item 1 - Legal Proceedings for additional information).
General and administrative expenses increased from $66,691 for the three months ended March 31, 2010 to $81,401 for the three months ended March 31, 2011. This increase is primarily attributable to an increase in legal fees incurred in connection with the ongoing litigation relating to the 3675 Kennesaw Building. We anticipate that future general and administrative expenses may increase in the near term as a result of incurring additional legal fees in connection with the 3675 Kennesaw Building litigation.
Equity in income of Joint Venture decreased from $121,439 for the three months ended March 31, 2010 to $88,372 for the three months ended March 31, 2011. This decrease is primarily due to an increase in depreciation expense at the Siemens - Orlando Building as a result of tenant improvements completed in 2010. We anticipate equity in income of Joint Venture to remain at a relatively similar level in the near-term, as compared to the first quarter of 2011; however, if the majority tenant of the Siemens - Orlando Building does not extend its current lease (which is currently scheduled to expire in September 2011) and we are unable to secure a suitable replacement tenant in a timely manner, equity in income of Joint Venture will be lower.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets and related intangible assets to date (see below for historical impairments); however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.

In the fourth quarter of 2010, the Partnership recorded an impairment loss on the 3675 Kennesaw Building of approximately $854,000 to reduce the carrying value of the property to its estimated fair value, measured at the present value of the property's future projected cash flows.  We lowered our estimate of the property's future projected cash flows based primarily on current market leasing information obtained in connection with marketing the 3675 Kennesaw Building for lease in the fourth quarter of 2010 after World Electric Supply vacated the property.

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

During the three months ended March 31, 2011 and March 31, 2010, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended March 31:
2011	$1,557	$8,721	$7,857
2010	$1,557	$100,165	$176,311

As of March 31, 2011 and December 31, 2010, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
March 31, 2011	$42,045	$235,458	$212,151
December 31, 2010	$42,045	$235,458	$212,151

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ending December 31:
2011	$4,672	$26,162	$23,573
2012	5,190	29,069	26,191
Thereafter	—	—	—
	$9,862	$55,231	$49,764

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Partnership is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, the Partnership reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions  that are executed  more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term. We have determined that there have been impairments in the carrying value of our intangible assets to date.

Related-Party Transactions

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since we do not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.     CONTROLS AND PROCEDURES

Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our General Partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On December 29, 2010, World Electric Supply, the sole tenant of the 3675 Kennesaw Building, filed suit in the Superior Court of Fulton County, Georgia, against the lessor entity, Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC, a Georgia limited liability company wholly owned by the Partnership. The lawsuit seeks a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its lease termination option in 2010 and asks the Court to declare that the lease was effectively terminated as of November 30, 2010. The Partnership believes that World Electric Supply's claims are without merit because the tenant did not comply with notification requirements of the termination option under the lease. Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC has filed an answer and asserted a counterclaim in the lawsuit to recover from World Electric Supply all rental payments, service charges, and attorneys' fees that accrue through the end of the lease term based upon the failure of World Electric Supply to properly exercise its termination option under the lease.
ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended March 31, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2011.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2011.

(b)	Not applicable.

ITEM 4.     REMOVED AND RESERVED

ITEM 5.     OTHER INFORMATION

(a)	During the quarter ended March 31, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.     EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

May 12, 2011		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 12, 2011		/s/ DOUGLAS P. WILLIAMS
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