Form 10-Q
period 2011-06-30
WELLS REAL ESTATE FUND XIV LP
filed 2011-08-11
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	(Unaudited)
	June 30, 2011	December 31, 2010
Assets:
Real estate, at cost:
Land	$2,470,930	$2,470,930
Building and improvements, less accumulated depreciation of $1,532,706 and $1,377,504 as of June 30, 2011 and December 31, 2010, respectively	5,978,401	6,133,603
Intangible lease assets, less accumulated amortization of $222,687 and $202,132 as of June 30, 2011 and December 31, 2010, respectively	54,816	75,371
Total real estate assets	8,504,147	8,679,904

Investment in joint venture	4,336,376	4,430,074
Cash and cash equivalents	683,491	732,451
Tenant receivables, net of allowance for doubtful accounts of $259,120 and $0 as of June 30, 2011 and December 31, 2010, respectively	855,037	676,389
Due from joint venture	109,091	107,053
Other assets	86,455	76,757
Deferred leasing costs, less accumulated amortization of $207,260 and $118,214 as of June 30, 2011 and December 31, 2010, respectively	1,208,477	1,297,523
Intangible lease origination costs, less accumulated amortization of $170,245 and $154,530 as of June 30, 2011 and December 31, 2010, respectively	41,906	57,621
Total assets	$15,824,980	$16,057,772

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$58,675	$40,103
Accrued deferred leasing costs	—	449,286
Deferred income	84,783	21,495
Due to affiliates	7,974	9,895
Total liabilities	151,432	520,779

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 2,648,615 units issued and outstanding	15,672,182	15,536,993
Tax Preferred – 825,508 units issued and outstanding	—	—
General Partners	1,366	—
Total partners’ capital	15,673,548	15,536,993
Total liabilities and partners’ capital	$15,824,980	$16,057,772
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$301,453	$209,396	$588,883	$384,096
Tenant reimbursements	73,133	62,009	150,792	139,046
Interest and other income	6	7	15	15
Total revenues	374,592	271,412	739,690	523,157

Expenses:
Property operating costs	60,701	80,551	124,786	195,897
Management and leasing fees:
Related-party	—	6,032	—	12,967
Other	5,611	6,300	12,670	13,410
Depreciation	77,601	87,317	155,202	146,553
Amortization	47,061	45,276	94,122	321,752
Impairment loss	—	2,460,341	—	2,460,341
Bad debt expense	142,400	—	259,120	—
General and administrative	54,684	51,928	136,085	118,619
Total expenses	388,058	2,737,745	781,985	3,269,539

Equity in Income of Joint Venture	90,478	119,682	178,850	241,121
Net Income (Loss)	$77,012	$(2,346,651)	$136,555	$(2,505,261)

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$76,242	$(2,346,174)	$135,189	$(2,503,198)
Tax Preferred Limited Partners	$—	$—	$—	$—
General Partners	$770	$(477)	$1,366	$(2,063)

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.03	$(0.89)	$0.05	$(0.95)
Tax Preferred	$0.00	$0.00	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	2,648,615	2,648,615	2,648,615	2,648,615
Tax Preferred	825,508	825,508	825,508	825,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	2,648,615	$18,511,457	825,508	$—	$2,063	$18,513,520

Net loss	—	(2,974,464)	—	—	(2,063)	(2,976,527)
BALANCE, December 31, 2010	2,648,615	15,536,993	825,508	—	—	15,536,993

Net income	—	135,189	—	—	1,366	136,555
BALANCE, June 30, 2011	2,648,615	$15,672,182	825,508	$—	$1,366	$15,673,548
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$136,555	$(2,505,261)
Operating distributions received from joint venture	270,510	236,716
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	155,202	146,553
Amortization	125,316	334,226
Impairment loss	—	2,460,341
Bad debt expense	259,120	—
Equity in income of joint venture	(178,850)	(241,121)
Changes in assets and liabilities:
Increase in tenant receivables	(437,768)	(173,923)
Increase in other assets	(9,698)	(55,877)
Increase in accounts payable and accrued expenses	18,572	6,494
Increase (decrease) in deferred income	63,288	(31,620)
Decrease in due to affiliates	(1,921)	(4,763)
Net cash provided by operating activities	400,326	171,765

Cash Flows from Investing Activities:
Investment in real estate assets	—	(458,786)
Payment of deferred leasing costs	(449,286)	(514,898)
Net cash used in investing activities	(449,286)	(973,684)
Net Decrease in Cash and Cash Equivalents	(48,960)	(801,919)

Cash and Cash Equivalents, beginning of period	732,451	2,536,557
Cash and Cash Equivalents, end of period	$683,491	$1,734,638

Supplemental Disclosures of Noncash Investing Activities:
Accrued capital expenditures	$—	$889,071
Accrued deferred leasing costs	$—	$897,496

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 (unaudited)

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

During the periods presented, the Partnership owned the following properties directly:

1. 150 Apollo Drive(1) A three-story office building located in Chelmsford, Massachusetts
2. 3675 Kennesaw Building A one-story distribution warehouse building located in Kennesaw, Georgia

(1)	This property was sold in July 2011.
During the periods presented, the Partnership owned interests in the following joint venture (the “Joint Venture”) and property:

Joint Venture	Joint Venture Partners	Ownership %	Property
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	Siemens– Orlando Building Two single-story office buildings located in Orlando, Florida

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

Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $259,120 and $0 have been recorded as of June 30, 2011 and December 31, 2010, respectively, in connection with the ongoing litigation at the 3675 Kennesaw Building (see Part II, Item 1 - Legal Proceedings for additional information).

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value”, the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 will be effective for the Partnership on December 15, 2011. The Partnership does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements or disclosures.

3.     INVESTMENT IN JOINT VENTURE

Summary of Financial Information

The following information summarizes the operations of the Joint Venture for the three months and six months ended June 30, 2011 and 2010, respectively:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2011
Fund XIII-XIV Associates	$419,280	$413,603	$171,685	$227,101	$837,529	$844,701	$339,375	$457,535

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of June 30, 2011 and December 31, 2010 represents operating cash flow generated by the Joint Venture for the three months ended June 30, 2011 and December 31, 2010, respectively, which is attributable to the Partnership.

4.     RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership’s share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint

Venture and payable to Wells Management is $500 and $10,184 for the three months ended June 30, 2011 and 2010, respectively, and $4,677 and $21,594 for the six months ended June 30, 2011 and 2010, respectively.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $24,011 and $25,939 payable to Wells Capital and Wells Management for the three months ended June 30, 2011 and 2010, respectively, and $49,834 and $54,211 for the six months ended June 30, 2011, and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.

Due to Affiliates

As of June 30, 2011 and December 31, 2010, due to affiliates was comprised of the following items due to Wells Capital, Wells Management, or their affiliates:

	June 30, 2011	December 31, 2010
Administrative reimbursements	$7,974	$9,613
Management, leasing, and asset management fees	—	282
	$7,974	$9,895

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

Wells Capital, Wells Management, and Wells Investment Securities, Inc. ("WIS") are owned and controlled by WREF. The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of June 30, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

7.    SUBSEQUENT EVENT

On July 21, 2011, the Partnership sold 150 Apollo Drive to an unrelated third party for a gross sale price of $9,875,000. As a result of the sale, the Partnership received net sale proceeds of approximately $9,558,000 and was allocated a gain of approximately $977,000, which may be adjusted as additional information becomes available in subsequent periods.

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
Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. Following the sale of 150 Apollo Drive, we currently own a 100% interest in one property and a partial interest in one additional property. On July 21, 2011, the Partnership sold 150 Apollo Drive to an unrelated third party for a gross sale price of $9,875,000. As a result of the sale, the Partnership received net sale proceeds of approximately $9,558,000 and was allocated a gain of approximately $977,000, which may be adjusted as additional information becomes available in subsequent periods. Our focus at this time involves leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our remaining assets for our investors.

World Electric Supply vacated the 365 Kennesaw Building in July 2010, has ceased paying rent effective in January 2011, and has initiated litigation against the Partnership seeking a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its lease termination option in 2010 (see Part II, Item 1 - Legal Proceedings for additional information).

The second quarter 2011 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of anticipated re-leasing costs at the Siemens - Orlando Building and the 3675 Kennesaw Building.
Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of July 31, 2011, we owned interests in two properties.

Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The 150 Apollo Drive property was sold on July 21, 2011.

•	The Siemens - Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease extends to Siemens Shared Services LLC through September 2011.

•
The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, is 100% leased to World Electric Supply through October 2012; however, World Electric Supply vacated the property in July 2010, has ceased paying rent effective in January 2011, and has initiated litigation against the Partnership seeking a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its lease termination option in 2010 (see Part II, Item 1 - Legal Proceedings for additional information). We are currently marketing the property for lease and sale.

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

Short-Term Liquidity

During the six months ended June 30, 2011, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $400,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2011 to fund our pro rata share of anticipated re-leasing costs at the Siemens - Orlando Building and the 3675 Kennesaw Building. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that operating distributions from the Joint Venture may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens - Orlando Building.
We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $151,000, as of June 30, 2011.
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

As of June 30, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2011	Undistributed Net Sale Proceeds as of June 30, 2011
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$—	—	$4,597,063	$—
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	—	—	4,692,937	46,163
Total			$9,336,163	$—		$9,290,000	$46,163

After quarter-end, we received approximately $9,558,000 of net sale proceeds from the July 2011 disposition of 150 Apollo Drive which is in addition to amounts listed in the table above. The General Partners are reviewing the current needs of our portfolio, including anticipated re-leasing costs at our remaining properties, to evaluate the possibility and related timing of a potential distribution of net sale proceeds.

Results of Operations
Comparison of the three months ended June 30, 2010 versus the three months ended June 30, 2011
Rental income at the properties we own directly increased from $209,396 for the three months ended June 30, 2010 to $301,453 for the three months ended June 30, 2011 primarily due to a higher average economic occupancy at 150 Apollo Drive in the second quarter of 2011 (100%) as compared to the second quarter of 2010 (65%). We anticipate that rental income will decline in the near-term, as compared to the second quarter of 2011, due to the sale of 150 Apollo Drive in July 2011.
Tenant reimbursements at the properties we own directly increased from $62,009 for the three months ended June 30, 2010 to $73,133 for the three months ended June 30, 2011 primarily due to primarily due to the higher average economic occupancy at 150 Apollo Drive in the second quarter of 2011 (100%) as compared to the second quarter of 2010 (65%). We anticipate that tenant reimbursements will decline in the near-term, as compared to the second quarter of 2011, due to the sale of 150 Apollo Drive in July 2011.
Property operating costs at the properties we own directly decreased from $80,551 for the three months ended June 30, 2010 to $60,701 for the three months ended June 30, 2011. This decrease is primarily a result of the termination of the Avaya lease and the structure of the new lease in place at 150 Apollo Drive, whereby Harris Corporation pays a portion of the property operating costs directly. We anticipate property operating costs will decline in the near-term, as compared to the second quarter of 2011, due to the sale of 150 Apollo Drive in July 2011.
Management and leasing fees at the properties we own directly decreased from $12,332 for the three months ended June 30, 2010 to $5,611 for the three months ended June 30, 2011, due to (i) a decrease in the collection of rental income at the 3675 Kennesaw Building due to World Electric Supply ceasing to pay its rent effective January 1, 2011 and (ii) a decrease in the collection of rental income and tenant reimbursements in connection with the rental concessions at 150 Apollo Drive. We anticipate that management and leasing fees will decline in the near-term, as compared to the second quarter of 2011, due to the sale of 150 Apollo

Drive in July 2011.
Depreciation expense at the properties we own directly decreased from $87,317 for the three months ended June 30, 2010 to $77,601 for the three months ended June 30, 2011, due to the impairment losses incurred at 150 Apollo Drive in the second quarter of 2010 and at the 3675 Kennesaw Building in the fourth quarter of 2010. We anticipate depreciation expense to decline in the near-term, as compared to the second quarter of 2011, due to the sale of 150 Apollo Drive in July 2011.
Amortization expense at the properties we own directly remained relatively stable at $45,276 for the three months ended June 30, 2010 and $47,061 for the three months ended June 30, 2011. We anticipate amortization expense will decline in the near-term, as compared to the second quarter of 2011, due to the sale of 150 Apollo Drive in July 2011.
Impairment loss at the properties we own directly decreased from $2,460,341 for the three months ended June 30, 2010 to $0 for the three months ended June 30, 2011 as a result of recognizing a nonrecurring impairment loss at 150 Apollo Drive in the second quarter of 2010.
Bad debt expense increased from $0 for the three months ended June 30, 2010 to $142,400 for the three months ended June 30, 2011, due to World Electric Supply's default on its contractual rental obligation effective in January 2011. We anticipate additional increases in bad debt expense until the litigation at the 3675 Kennesaw Building is resolved (see Part II, Item 1 - Legal Proceedings for additional information).
General and administrative expenses increased from $51,928 for the three months ended June 30, 2010 to $54,684 for the three months ended June 30, 2011. This increase is primarily attributable to an increase in legal fees incurred in connection with the ongoing litigation relating to the 3675 Kennesaw Building. We anticipate that future general and administrative expenses may increase in the near term as a result of incurring additional legal fees in connection with the 3675 Kennesaw Building litigation.
Equity in income of Joint Venture decreased from $119,682 for the three months ended June 30, 2010 to $90,478 for the three months ended June 30, 2011. This decrease is primarily due to an increase in depreciation expense at the Siemens - Orlando Building as a result of tenant improvements completed in 2010. We anticipate equity in income of Joint Venture to remain at a relatively similar level in the third quarter of 2011; however, if the majority tenant of the Siemens - Orlando Building does not extend its current lease (which is currently scheduled to expire in September 2011) and we are unable to secure a suitable replacement tenant in a timely manner, equity in income of Joint Venture would decline in the future.

Comparison of the six months ended June 30, 2010 versus the six months ended June 30, 2011
Rental income at the properties we own directly increased from $384,096 for the six months ended June 30, 2010 to $588,883 for the six months ended June 30, 2011 primarily due to a higher average economic occupancy at 150 Apollo Drive in the first half of 2011 (100%) as compared to the first half of 2010 (55%). We anticipate that rental income will decline in the near-term, as compared to the six months ended June 30, 2011, due to the sale of 150 Apollo Drive in July 2011.
Tenant reimbursements at the properties we own directly increased from $139,046 for the six months ended June 30, 2010 to $150,792 for the six months ended June 30, 2011 primarily due to the higher average economic occupancy at 150 Apollo Drive in the first half of 2011 (100%) as compared to the first half of 2010 (55%). We anticipate that tenant reimbursements will decline in the near-term, as compared to the six months ended June 30, 2011, due to the sale of 150 Apollo Drive in July 2011.
Property operating costs at the properties we own directly decreased from $195,897 for the six months ended June 30, 2010 to $124,786 for the six months ended June 30, 2011. This decrease is primarily a result of the termination of the Avaya lease and the structure of the new lease in place at 150 Apollo Drive, whereby Harris Corporation pays a portion of the property operating costs directly. We anticipate property operating costs will decline in the near-term, as compared to the six months ended June 30, 2011, due to the sale of 150 Apollo Drive in July 2011.
Management and leasing fees at the properties we own directly decreased from $26,377 for the six months ended June 30, 2010 to $12,670 for the six months ended June 30, 2011, due to (i) a decrease in the collection of rental income at the 3675 Kennesaw Building due to World Electric Supply ceasing to pay its rent effective January 1, 2011 and (ii) a decrease in the collection of rental income and tenant reimbursements in connection with the rental concessions at 150 Apollo Drive. We anticipate that management and leasing fees will decline in the near-term, as compared to the six months ended June 30, 2011, due to the sale of 150 Apollo Drive in July 2011.
Depreciation expense at the properties we own directly increased from $146,553 for the six months ended June 30, 2010 to $155,202 for the six months ended June 30, 2011, due to (i) tenant improvements completed at 150 Apollo Drive in 2010, partially offset by (ii) the impairment losses incurred at 150 Apollo Drive in the second quarter of 2010 and at the 3675 Kennesaw Building in the fourth quarter of 2010. We anticipate depreciation expense will decline in the near-term, as compared to the six months ended June 30, 2011, due to the sale of 150 Apollo Drive in July 2011.
Amortization expense at the properties we own directly decreased from $321,752 for the six months ended June 30, 2010 to $94,122 for the six months ended June 30, 2011, due to (i) the expiration of the original term of the Avaya lease in place at the time of acquisition of 150 Apollo Drive, which was terminated on a staged basis from January 2010 through April 2010, partially offset by (ii) the write-off of tenant-specific assets as a result of the partial termination of the Avaya lease at 150 Apollo Drive executed in the first quarter of 2010. We anticipate amortization expense will decline in the near-term, as compared to the six months ended June 30, 2011, due to the sale of 150 Apollo Drive in July 2011.
Impairment loss at the properties we own directly decreased from $2,460,341 for the six months ended June 30, 2010 to $0 for the six months ended June 30, 2011 as a result of recognizing a nonrecurring impairment loss at 150 Apollo Drive in the second quarter of 2010.
Bad debt expense increased from $0 for the six months ended June 30, 2010 to $259,120 for the six months ended June 30, 2011, due to World Electric Supply's default on its contractual rental obligation effective in January 2011. We anticipate additional increases in bad debt expense until the litigation at the 3675 Kennesaw Building is resolved (see Part II, Item 1 - Legal Proceedings for additional information).
General and administrative expenses increased from $118,619 for the six months ended June 30, 2010 to $136,085 for the six months ended June 30, 2011. This increase is primarily attributable to an increase in legal fees incurred in connection with the ongoing litigation relating to the 3675 Kennesaw Building. We anticipate that future general and administrative expenses may increase in the near term as a result of incurring additional legal fees in connection with the 3675 Kennesaw Building litigation.
Equity in income of Joint Venture decreased from $241,121 for the six months ended June 30, 2010 to $178,850 for the six months ended June 30, 2011. This decrease is primarily due to an increase in depreciation expense at the Siemens - Orlando Building as a result of tenant improvements completed in 2010. We anticipate equity in income of Joint Venture to remain at a relatively similar level in the third quarter of 2011; however, if the majority tenant of the Siemens - Orlando Building does not extend its current lease (which is currently scheduled to expire in September 2011) and we are unable to secure a suitable replacement tenant in a timely manner, equity in income of Joint Venture would decline in the future.

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

As of June 30, 2011 and December 31, 2010, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
June 30, 2011	$42,045	$235,458	$212,151
December 31, 2010	$42,045	$235,458	$212,151

During the three months ended June 30, 2011 and 2010, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended June 30:
2011	$1,557	$8,720	$7,858
2010	$1,557	$11,758	$13,453

During the six months ended June 30, 2011 and 2010, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the six months ended June 30:
2011	$3,114	$17,441	$15,715
2010	$3,114	$111,923	$189,764

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ending December 31:
2011	$3,115	$17,442	$15,715
2012	5,190	29,069	26,191
Thereafter	—	—	—
	$8,305	$46,511	$41,906

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

Subsequent Event

On July 21, 2011, we sold 150 Apollo Drive to an unrelated third party for a gross sale price of $9,875,000. As a result of the sale, we received net sale proceeds of approximately $9,558,000 and were allocated a gain of approximately $977,000, which may be adjusted as additional information becomes available in subsequent periods.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended June 30, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2011.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2011.

(b)	Not applicable.

ITEM 4.     REMOVED AND RESERVED

ITEM 5.     OTHER INFORMATION

(a)	During the quarter ended June 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.     EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

August 11, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIV, L.P.

Exhibit Number		Description of Document

10.1		Purchase and Sale Agreement for the sale of 150 Apollo Drive

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
* Furnished with this Form 10-Q, but not filed under the Securities Exchange Act of 1934