Form 10-Q
period 2011-09-30
WELLS REAL ESTATE FUND XIV LP
filed 2011-11-10
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended September 30, 2011
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in both this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010
Assets:
Real estate, at cost:
Land	$557,401	$2,470,930
Building and improvements, less accumulated depreciation of $340,827 and $1,377,504 as of September 30, 2011 and December 31, 2010, respectively	1,303,920	6,133,603
Intangible lease assets, less accumulated amortization of $232,965 and $202,132 as of September 30, 2011 and December 31, 2010, respectively	44,538	75,371
Total real estate assets	1,905,859	8,679,904

Investment in joint venture	4,259,782	4,430,074
Cash and cash equivalents	10,253,408	732,451
Tenant receivables, net of allowance for doubtful accounts of $379,563 and $0 as of September 30, 2011 and December 31, 2010, respectively	4,502	676,389
Due from joint venture	171,537	107,053
Other assets	83,934	76,757
Deferred leasing costs, less accumulated amortization of $1,672 and $118,214 as of September 30, 2011 and December 31, 2010, respectively	1,671	1,297,523
Intangible lease origination costs, less accumulated amortization of $178,102 and $154,530 as of September 30, 2011 and December 31, 2010, respectively	34,049	57,621
Total assets	$16,714,742	$16,057,772

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$109,157	$40,103
Accrued deferred leasing costs	—	449,286
Deferred income	1,934	21,495
Due to affiliates	8,372	9,895
Total liabilities	119,463	520,779

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 2,648,615 units issued and outstanding	15,700,585	15,536,993
Tax Preferred – 825,508 units issued and outstanding	893,967	—
General Partners	727	—
Total partners’ capital	16,595,279	15,536,993
Total liabilities and partners’ capital	$16,714,742	$16,057,772
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$48,117	$66,636	$213,516	$200,438
Tenant reimbursements	34,626	29,009	90,684	83,958
Interest and other income	4,370	27	4,385	42
Total revenues	87,113	95,672	308,585	284,438

Expenses:
Property operating costs	36,322	21,952	73,841	58,936
Management and leasing fees:
Related-party	—	4,651	—	15,290
Depreciation	9,518	15,615	28,553	46,846
Amortization	16,964	16,706	50,891	49,863
Bad debt expense	120,442	—	379,563	—
General and administrative	81,908	39,267	204,034	150,242
Total expenses	265,154	98,191	736,882	321,177

Equity in Income of Joint Venture	94,943	122,888	273,794	364,009
Net Income (Loss) from Continuing Operations	(83,098)	120,369	(154,503)	327,270

Discontinued Operations:
Operating income (loss)	19,264	96,702	227,224	(155,119)
Impairment loss	—	—	—	(2,460,341)
Gain on sale of real estate assets	985,565	—	985,565	—
Income (Loss) from Discontinued Operations	1,004,829	96,702	1,212,789	(2,615,460)
Net Income (Loss)	$921,731	$217,071	$1,058,286	$(2,288,190)

Net Income (Loss) Allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$(4,829)	$119,165	$(75,520)	$325,072
Income (loss) from discontinued operations	33,231	95,735	239,112	(2,613,370)
Net income (loss) allocated to Cash Preferred limited partners	$28,402	$214,900	$163,592	$(2,288,298)

Tax Preferred limited partners:
Loss from continuing operations	$(77,438)	$—	$(77,438)	$—
Income from discontinued operations	971,405	—	971,405	—
Net income allocated to Tax Preferred limited partners	$893,967	$—	$893,967	$—

General partners:
Income (loss) from continuing operations	$(832)	$1,204	$(1,545)	$2,198
Income (loss) from discontinued operations	193	967	2,272	(2,090)
Net income (loss) allocated to general partners	$(639)	$2,171	$727	$108

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred:
Income (loss) from continuing operations	$0.00	$0.04	$(0.03)	$0.12
Income (loss) from discontinued operations	0.01	0.04	0.09	(0.98)
Net income (loss) per Cash Preferred limited partner unit	$0.01	$0.08	$0.06	$(0.86)

Tax Preferred:
Loss from continuing operations	$(0.09)	$0.00	$(0.09)	$0.00
Income from discontinued operations	1.18	0.00	1.18	0.00
Net income per Tax Preferred limited partner unit	$1.09	$0.00	$1.09	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	2,648,615	2,648,615	2,648,615	2,648,615
Tax Preferred	825,508	825,508	825,508	825,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	2,648,615	$18,511,457	825,508	$—	$2,063	$18,513,520

Net loss	—	(2,974,464)	—	—	(2,063)	(2,976,527)
BALANCE, December 31, 2010	2,648,615	15,536,993	825,508	—	—	15,536,993

Net income	—	163,592	—	893,967	727	1,058,286
BALANCE, September 30, 2011	2,648,615	$15,700,585	825,508	$893,967	$727	$16,595,279
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$1,058,286	$(2,288,190)
Operating distributions received from joint venture	379,602	395,821
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	(985,565)	—
Depreciation	173,505	230,252
Amortization	153,329	396,627
Impairment loss	—	2,460,341
Bad debt expense	379,563	—
Equity in income of joint venture	(273,794)	(364,009)
Changes in assets and liabilities:
Increase in tenant receivables	(521,534)	(359,165)
Increase in other assets	(7,177)	(61,542)
Increase in accounts payable and accrued expenses	69,054	9,774
Decrease in deferred income	(19,561)	(30,374)
Decrease in due to affiliates	(1,523)	(3,669)
Net cash provided by operating activities	404,185	385,866

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	9,566,058	—
Investment in real estate assets	—	(908,070)
Payment of deferred leasing costs	(449,286)	(518,241)
Net cash provided by (used in) investing activities	9,116,772	(1,426,311)
Net Increase (Decrease) in Cash and Cash Equivalents	9,520,957	(1,040,445)

Cash and Cash Equivalents, beginning of period	732,451	2,536,557
Cash and Cash Equivalents, end of period	$10,253,408	$1,496,112

Supplemental Disclosures of Noncash Investing Activities:
Accrued capital expenditures	$—	$439,786
Accrued deferred leasing costs	$—	$897,496

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (unaudited)

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

As of September 30, 2011 and December 31, 2010, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
September 30, 2011	$42,045	$235,458	$212,151
December 31, 2010	$42,045	$235,458	$212,151
During the three months ended September 30, 2011 and 2010, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended September 30:
2011	$1,557	$8,721	$7,857
2010	$1,557	$8,721	$7,857

During the nine months ended September 30, 2011 and 2010, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the nine months ended September 30:
2011	$4,671	$26,162	$23,572
2010	$4,671	$120,644	$197,621

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ending December 31:
2011	$1,558	$8,721	$7,858
2012	5,190	29,069	26,191
Thereafter	—	—	—
	$6,748	$37,790	$34,049
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Partnership is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, the Partnership reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions  that are executed  more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term. The Partnership has determined that there have been no impairments in the carrying value of its intangible assets to date.

Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $379,563 and $0 have been recorded as of September 30, 2011 and December 31, 2010, respectively, in connection with the ongoing litigation at the 3675 Kennesaw Building (see Part II, Item 1 - Legal Proceedings for additional information).
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
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value,” the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 will be effective for the Partnership on December 15, 2011. The Partnership does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
The following information summarizes the operations of the Joint Venture for the three months and nine months ended September 30, 2011 and 2010, respectively:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund XIII-XIV Associates	$418,289	$382,529	$180,157	$233,184	$1,255,818	$1,227,230	$519,533	$690,719
Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of September 30, 2011 and December 31, 2010 represents operating cash flow generated by the Joint Venture for the three months ended September 30, 2011 and December 31, 2010, respectively, which is attributable to the Partnership.

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

plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership’s share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $4,463 and $8,765 for the three months ended September 30, 2011 and 2010, respectively, and $12,529 and $30,359 for the nine months ended September 30, 2011 and 2010, respectively.
Administrative Reimbursements
Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $23,706 and $26,560 payable to Wells Capital and Wells Management for the three months ended September 30, 2011 and 2010, respectively, and $73,540 and $80,770 for the nine months ended September 30, 2011, and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.
Due to Affiliates
As of September 30, 2011 and December 31, 2010, due to affiliates was comprised of the following items due to Wells Capital, Wells Management, or their affiliates:

	September 30, 2011	December 31, 2010
Administrative reimbursements	$8,372	$9,613
Management, leasing, and asset management fees	—	282
	$8,372	$9,895
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of September 30, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due.
The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership’s results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.

6.    DISCONTINUED OPERATIONS
In accordance with GAAP, the Partnership has classified the results of operations related to the 150 Apollo Drive property, which was sold on July 21, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$38,042	$211,742	$461,526	$462,036
Tenant reimbursements	13,186	39,487	107,920	123,584
Interest and other income	—	—	—	—
Total revenues	51,228	251,229	569,446	585,620

Expenses:
Property operating costs	12,061	40,949	99,255	199,862
Asset and property management fees:
Related-party	—	—	—	2,328
Other	3,398	6,300	16,069	19,710
Depreciation	8,785	68,084	144,952	183,406
Amortization	6,472	30,097	66,667	318,692
Impairment loss	—	—	—	2,460,341
General and administrative expenses	1,248	9,097	15,279	16,741
Total expenses	31,964	154,527	342,222	3,201,080
Operating income (loss)	19,264	96,702	227,224	(2,615,460)
Gain on disposition	985,565	—	985,565	—
Operating Income (Loss) from Discontinued Operations	$1,004,829	$96,702	$1,212,789	$(2,615,460)

7.	COMMITMENTS AND CONTINGENCIES
On December 29, 2010, World Electric Supply, Inc. (“World Electric Supply”), the sole tenant of the 3675 Kennesaw Building, filed suit in the Superior Court of Fulton County, Georgia, against the lessor entity, Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC, a Georgia limited liability company wholly owned by the Partnership. The lawsuit sought a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its lease termination option in 2010 and asked the Court to declare that the lease was effectively terminated as of November 30, 2010. The Partnership believes that World Electric Supply's claims are without merit because the tenant did not comply with notification requirements of the termination option under the lease. Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC filed an answer and asserted a counterclaim in the lawsuit to recover from World Electric Supply all rental payments, service charges, and attorneys' fees that accrue through the end of the lease term based upon the failure of World Electric Supply to properly exercise its termination option under the lease. On October 5, 2011, the court entered an order granting a summary judgment in favor of Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC and against World Electric Supply in the amount of $802,211. World Electric Supply filed a notice of appeal on October 7, 2011. To date, the case has not yet been docketed at the appellate court.

8.	SUBSEQUENT EVENT
Leasing Activity at the Siemens - Orlando Building
On October 11, 2011, Fund XIII-XIV Associates entered into the third amendment to the lease agreement with Siemens Real Estate, formerly disclosed in prior reports as Siemens Shared Services, LLC ("Siemens"), at the Siemens - Orlando Building, which extended the lease term from September 30, 2011 to February 29, 2012. Effective October 1, 2011 to February 29, 2012, monthly base rent will increase slightly to $81,400 and shall be payable as provided by the amendment. In addition to monthly base rent, Siemens is required to reimburse Fund XIII-XIV Associates for its pro rata share of all operating costs and real estate taxes for the Siemens - Orlando Building.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. Following the sale of 150 Apollo Drive, we currently own a 100% interest in one property and a partial interest in one additional property. On July 21, 2011, the Partnership sold 150 Apollo Drive to an unrelated third party for a gross sale price of $9,875,000. As a result of the sale, the Partnership received net sale proceeds of approximately $9,566,000 and was allocated a gain of approximately $986,000. In October 2011, Fund XIII-XIV Associates entered into the third amendment to the lease agreement with Siemens at the Siemens - Orlando Building, which extended the lease term from September 30, 2011 to February 29, 2012. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
World Electric Supply vacated the 3675 Kennesaw Building in 2010, ceased paying rent effective in January 2011, and initiated litigation against the Partnership seeking a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its lease termination option in 2010 (see Part II, Item 1 - Legal Proceedings for additional information).
The third quarter 2011 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of anticipated re-leasing costs at our remaining properties.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2011, we owned interests in two properties.

Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The 150 Apollo Drive property was sold on July 21, 2011.

•	The Siemens - Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease to Siemens extends through February 2012.

•
The 3675 Kennesaw Building, located in Kennesaw, Georgia, a suburb of Atlanta, is 100% leased to World Electric Supply through October 2012; however, World Electric Supply vacated the property in 2010, ceased paying rent effective in January 2011, and initiated litigation against the Partnership seeking a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its lease termination option in 2010 (see Part II, Item 1 - Legal Proceedings for additional information). We are currently marketing the property for lease and sale.

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
Short-Term Liquidity
During the nine months ended September 30, 2011, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $404,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2011 to fund our pro rata share of anticipated re-leasing costs at our remaining properties. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated by properties owned directly by the Partnership or through the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned directly by the Partnership or through the Joint Venture. We anticipate that operating distributions from the Joint Venture may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens - Orlando Building.
We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $119,000, as of September 30, 2011.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Venture and our remaining directly owned property, and net proceeds generated from the sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the properties owned through the Joint Venture or by the Partnership directly. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Venture, to fund our pro rata share of property operating costs, leasing costs, and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
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
As of September 30, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2011	Undistributed Net Sale Proceeds as of September 30, 2011
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$—	—	$4,597,063	$—
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	—	—	4,692,937	46,163
150 Apollo Drive (sold in 2011)	$9,566,058	100.0%	9,566,058	—	—	—	9,566,058
Total			$18,902,221	$—		$9,290,000	$9,612,221
The General Partners are in the process of reviewing the current needs of our portfolio, including anticipated re-leasing costs at our remaining properties, to evaluate the possibility and related timing of a potential distribution of net sale proceeds, and intend to make a distribution to limited partners of a portion of these net sale proceeds in the future once such evaluation has been completed.
Results of Operations
Comparison of the three months ended September 30, 2010 versus the three months ended September 30, 2011
Continuing Operations
Rental income at the remaining property we own directly decreased from $66,636 for the three months ended September 30, 2010 to $48,117 for the three months ended September 30, 2011, primarily due to a year-to-date adjustment to late charge income in connection with recent updates, including the summary judgment awarded in the third quarter of 2011, to the pending litigation with World Electric Supply (see Part II, Item 1 - Legal Proceedings for additional information). Future levels of rental income at our remaining property we own directly may be dependent on the ultimate outcome of our pending litigation with World Electric Supply.
Tenant reimbursements at the remaining property we own directly increased from $29,009 for the three months ended September 30, 2010 to $34,626 for the three months ended September 30, 2011, primarily due to an increase in recoverable maintenance and repair costs at the 3675 Kennesaw Building. Future levels of tenant reimbursement income at our remaining property we own directly may be dependent on the ultimate outcome of our pending litigation with World Electric Supply.
Property operating costs at the remaining property we own directly increased from $21,952 for the three months ended September 30, 2010 to $36,322 for the three months ended September 30, 2011, primarily due to an increase in recoverable maintenance and repair costs at the 3675 Kennesaw Building. Absent future leasing activity, we anticipate property operating costs will remain at a relatively similar level in the near-term, as compared to the third quarter of 2011.
Management and leasing fees at the remaining property we own directly decreased from $4,651 for the three months ended September 30, 2010 to $0 for the three months ended September 30, 2011 due to a decrease in the collection of rental income at the 3675 Kennesaw Building due to World Electric Supply ceasing to pay its rent effective January 1, 2011. Management and leasing fees are incurred as a function of cash receipts collected from tenants (see "Related Party Transactions" in Note 4 to our financial statements included in this report). Therefore, future management and leasing fees are expected to fluctuate as a function of future receipts of rental income and tenant reimbursements.
Depreciation expense at the remaining property we own directly decreased from $15,615 for the three months ended September 30, 2010 to $9,518 for the three months ended September 30, 2011 due to the impairment loss incurred at the 3675 Kennesaw Building in the fourth quarter of 2010. We anticipate depreciation expense to remain at a relatively similar level in the near-term, as compared to the third quarter of 2011.
Amortization expense at the remaining property we own directly remained relatively stable at $16,706 for the three months ended September 30, 2010 and $16,964 for the three months ended September 30, 2011. We anticipate amortization expense to remain at a relatively similar level in the near-term, as compared to the third quarter of 2011.
Bad debt expense increased from $0 for the three months ended September 30, 2010 to $120,442 for the three months ended September 30, 2011, due to World Electric Supply's default on its contractual rental obligation effective in January 2011. We anticipate additional increases in bad debt expense until the litigation at the 3675 Kennesaw Building is ultimately resolved (see Part II, Item 1 - Legal Proceedings for additional information).
General and administrative expenses increased from $39,267 for the three months ended September 30, 2010 to $81,908 for the three months ended September 30, 2011. This increase is primarily attributable to an increase in legal fees incurred in connection with the ongoing litigation relating to the 3675 Kennesaw Building. We anticipate future general and administrative expenses to remain at a relatively similar level in the near term until the 3675 Kennesaw Building litigation is ultimately resolved.
Equity in income of Joint Venture decreased from $122,888 for the three months ended September 30, 2010 to $94,943 for the three months ended September 30, 2011. This decrease is primarily due to an increase in depreciation expense at the Siemens - Orlando Building as a result of tenant improvements completed in 2010. We anticipate equity in income of Joint Venture to remain at a relatively similar level in the fourth quarter of 2011; however, if the majority tenant of the Siemens - Orlando Building does not extend its current lease (which is currently scheduled to expire in February 2012) and we are unable to secure a suitable replacement tenant in a timely manner, equity in income of Joint Venture would decline in the future.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 150 Apollo Drive property as discontinued operations for all periods presented. Income from discontinued operations increased from $96,702 for the three months ended September 30, 2010 to $1,004,829 for the three months ended September 30, 2011, primarily as a result of recognizing a nonrecurring gain on the sale of the 150 Apollo Drive property in the third quarter of 2011.
Comparison of the nine months ended September 30, 2010 versus the nine months ended September 30, 2011
Rental income at the remaining property we own directly remained relatively stable at $200,438 for the nine months ended September 30, 2010 and $213,516 for the nine months ended September 30, 2011. Future levels of rental income at our remaining property we own directly may be dependent on the ultimate outcome of our pending litigation with World Electric Supply.
Tenant reimbursements at the remaining property we own directly increased from $83,958 for the nine months ended September 30, 2010 to $90,684 for the nine months ended September 30, 2011, primarily due to an increase in recoverable maintenance and repair costs at the 3675 Kennesaw Building. Future levels of tenant reimbursement income at our remaining property we own directly may be dependent on the ultimate outcome of our pending litigation with World Electric Supply.
Property operating costs at the remaining property we own directly increased from $58,936 for the nine months ended September 30, 2010 to $73,841 for the nine months ended September 30, 2011, primarily due to an increase in recoverable maintenance and repair costs at the 3675 Kennesaw Building. Absent future leasing activity, we anticipate property operating costs will remain at a relatively similar level in the near-term, as compared to the third quarter of 2011.
Management and leasing fees at the remaining property we own directly decreased from $15,290 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011 due to a decrease in the collection of rental income at the 3675 Kennesaw Building due to World Electric Supply ceasing to pay its rent effective January 1, 2011. Management and leasing fees are incurred as a function of cash receipts collected from tenants (see "Related Party Transactions" in Note 4 to our financial statements included in this report). Therefore, future management and leasing fees are expected to fluctuate as a function of future receipts of rental income and tenant reimbursements.

Depreciation expense at the remaining property we own directly decreased from $46,846 for the nine months ended September 30, 2010 to $28,553 for the nine months ended September 30, 2011 due to the impairment loss incurred at the 3675 Kennesaw Building in the fourth quarter of 2010. We anticipate depreciation expense to remain at a relatively similar level in the near-term.
Amortization expense at the remaining property we own directly remained relatively stable at $49,863 for the nine months ended September 30, 2010 and $50,891 for the nine months ended September 30, 2011. We anticipate amortization expense to remain at a relatively similar level in the near-term.
Bad debt expense increased from $0 for the nine months ended September 30, 2010 to $379,563 for the nine months ended September 30, 2011 due to World Electric Supply's default on its contractual rental obligation effective in January 2011. We anticipate additional increases in bad debt expense until the litigation at the 3675 Kennesaw Building is ultimately resolved (see Part II, Item 1 - Legal Proceedings for additional information).
General and administrative expenses increased from $150,242 for the nine months ended September 30, 2010 to $204,034 for the nine months ended September 30, 2011. This increase is primarily attributable to an increase in legal fees incurred in connection with the ongoing litigation relating to the 3675 Kennesaw Building. We anticipate future general and administrative expenses to remain at a relatively similar level in the near term until the 3675 Kennesaw Building litigation is ultimately resolved.
Equity in income of Joint Venture decreased from $364,009 for the nine months ended September 30, 2010 to $273,794 for the nine months ended September 30, 2011. This decrease is primarily due to an increase in depreciation expense at the Siemens - Orlando Building as a result of tenant improvements completed in 2010. We anticipate equity in income of Joint Venture to remain at a relatively similar level in the near term; however, if the majority tenant of the Siemens - Orlando Building does not extend its current lease (which is currently scheduled to expire in February 2012) and we are unable to secure a suitable replacement tenant in a timely manner, equity in income of Joint Venture would decline in the future.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 150 Apollo Drive property as discontinued operations for all periods presented. Income (loss) from discontinued operations increased from $(2,615,460) for the nine months ended September 30, 2010 to $1,212,789 for the nine months ended September 30, 2011, as a result of (i) recognizing a nonrecurring impairment loss at 150 Apollo Drive in the second quarter of 2010 and (ii) recognizing a nonrecurring gain on the sale of 150 Apollo Drive in the third quarter of 2011.
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

As of September 30, 2011 and December 31, 2010, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
September 30, 2011	$42,045	$235,458	$212,151
December 31, 2010	$42,045	$235,458	$212,151
During the three months ended September 30, 2011 and 2010, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended September 30:
2011	$1,557	$8,721	$7,857
2010	$1,557	$8,721	$7,857

During the nine months ended September 30, 2011 and 2010, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the nine months ended September 30:
2011	$4,671	$26,162	$23,572
2010	$4,671	$120,644	$197,621

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ending December 31:
2011	$1,558	$8,721	$7,858
2012	5,190	29,069	26,191
Thereafter	—	—	—
	$6,748	$37,790	$34,049
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Partnership is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, the Partnership reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions  that are executed  more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term. We have determined that there have been no impairments in the carrying value of our intangible assets to date.

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
Subsequent Event
Leasing Activity at the Siemens - Orlando Building
On October 11, 2011, Fund XIII-XIV Associates entered into the third amendment to the lease agreement with Siemens at the Siemens - Orlando Building, which extended the lease term from September 30, 2011 to February 29, 2012. Effective October 1, 2011 to February 29, 2012, monthly base rent will increase slightly to $81,400 and shall be payable as provided by the amendment. In addition to monthly base rent, Siemens is required to reimburse Fund XIII-XIV Associates for its pro rata share of all operating costs and real estate taxes for the Siemens - Orlando Building.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On December 29, 2010, World Electric Supply, Inc. (“World Electric Supply”), the sole tenant of the 3675 Kennesaw Building, filed suit in the Superior Court of Fulton County, Georgia, against the lessor entity, Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC, a Georgia limited liability company wholly owned by the Partnership. The lawsuit sought a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its lease termination option in 2010 and asked the Court to declare that the lease was effectively terminated as of November 30, 2010. The Partnership believes that World Electric Supply's claims are without merit because the tenant did not comply with notification requirements of the termination option under the lease. Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC filed an answer and asserted a counterclaim in the lawsuit to recover from World Electric Supply all rental payments, service charges, and attorneys' fees that accrue through the end of the lease term based upon the failure of World Electric Supply to properly exercise its termination option under the lease. On October 5, 2011, the court entered an order granting a summary judgment in favor of Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC and against World Electric Supply in the amount of $802,211. World Electric Supply filed a notice of appeal on October 7, 2011. To date, the case has not yet been docketed at the appellate court.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended September 30, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2011.

(b)	Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

November 10, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIV, L.P.

Exhibit Number		Description of Document

10.1	*	Purchase and Sale Agreement for the sale of 150 Apollo Drive (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIV, L.P. for the quarter ended June 30, 2011, Commission File No. 000-50647)

10.2	*
Third Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2011, Commission File No. 0-49633)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

* Previously filed and incorporated herein by reference
** Furnished with this Form 10-Q, but not filed under the Securities Exchange Act of 1934