Form 10-K
period 2011-12-31
WELLS REAL ESTATE FUND XIV LP
filed 2012-03-15
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 000-50647

WELLS REAL ESTATE FUND XIV, L.P.
(Exact name of registrant as specified in its charter)
__________________________________

Georgia	01-0748981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code	(770) 449-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

CASH PREFERRED UNITS	TAX PREFERRED UNITS
(Title of class)	(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on May 14, 2003 and terminated on April 30, 2005. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Cash Preferred Units and Tax Preferred Units held by non-affiliates as of June 30, 2011 was approximately 2,648,545 and 825,508, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Wells Real Estate Fund XIV, L.P. (the "Partnership" or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our remaining real estate property, may be significantly hindered. Contained in Item 1A are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.	BUSINESS.
General
Wells Real Estate Fund XIV, L.P. (the "Partnership," "we," "our" or "us") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital"), a Georgia corporation, serving as its general partners (collectively, the "General Partners"). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF"). Leo F. Wells, III is the president and sole director of Wells Capital and the sole director and sole owner of WREF. The Partnership was formed on October 25, 2002, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period ("conversion elections"). Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change our business purpose or investment objectives; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; (f) authorize a merger or a consolidation of the Partnership; and (g) approve a sale involving all or substantially all of our assets, subject to certain limitations. A majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of the class of the unit.
On May 14, 2003, we commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act. The offering was terminated on April 30, 2005, at which time we had sold approximately 2,531,031 Cash Preferred Units and 943,093 Tax Preferred Units representing total limited partner capital contributions of $34,741,238.
Operating Phases and Objectives
We typically operate in the following five life-cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase
The period during which we are raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase
The period during which we invest the capital raised during the fundraising phase, less up-front fees, into the acquisition of real estate assets;

•	Holding phase
The period during which we own and operate our real estate assets during the initial lease terms of the tenants;

•	Positioning-for-sale phase
The period during which the leases in place at the time of acquisition expire and, thus, we expend time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, we continue to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition-and-liquidation phase
The period during which we sell our real estate investments, distribute net sale proceeds to the partners, liquidate, and terminate the Partnership.

We are currently in the positioning-for-sale phase of our life cycle. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in the best disposition pricing of our asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
Employees
We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us, including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2011, 2010, and 2009.

Insurance
Wells Management carries comprehensive liability and extended coverage with respect to the remaining property we own through our interest in a joint venture described in Item 2. In the opinion of management, our remaining property is adequately insured.
Competition
We will experience competition for tenants from owners and managers of competing projects that may include the General Partners or their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for our remaining property.
Economic Dependency
We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" below). As of December 31, 2011, the General Partners have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due.
We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on our results of operations. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on our results of operations. See Item 2, "Properties" for further information.
Proxy to Liquidate
Under Section 20.2 of the partnership agreement, limited partners holding 10% or more of the outstanding units have the right, at any time commencing eight years after the termination of the Partnership's offering of units (April 30, 2013), to provide a written request to the General Partners directing the General Partners to formally proxy the limited partners to determine whether the assets of the Partnership should be liquidated.
Assertion of Legal Action Against Related Parties
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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.
On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff's motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court's order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.
On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff's motion for leave to amend on June 23, 2009.
On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.
On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
Website Address
Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com website, or through a link to the http://www.sec.gov website.

ITEM 1A.	RISK FACTORS.
Risk Related to Current Economic Conditions
Current economic conditions may cause market rental rates and property values to decline, may impede the disposition of our remaining property at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.
Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and the market rental rates that we are able to achieve may continue to decline. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our property. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our property to obtain financing. Therefore, this may affect our timing and/or ability to sell our remaining property at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.
Real Estate Risks
Changes in general economic conditions and regulatory matters germane to the real estate industry may cause our operating results to suffer and the value of our real estate property to decline.
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
These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our remaining real estate property.
General economic conditions may affect the timing of the sale of our remaining property and the sale price we receive.
We may be unable to sell our remaining property if or when we decide to do so. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates, and other factors, including supply and demand for real estate investments, all of which are beyond our control. We cannot predict whether we will be able to sell our remaining property for the price or on terms which are acceptable to us. Further, we cannot predict the length of time that will be needed to find a willing purchaser and to close the sale of our remaining property.
Near-term tenant rollover at our remaining property could reduce or eliminate future cash distributions to limited partners.
We anticipate that we will be required to expend substantial funds in the future for tenant improvements and other costs necessary to re-lease space (72%) that is currently occupied on a month-to-month basis at the Siemens - Orlando Building. If we are unable to re-lease or secure a replacement tenant at the Siemens - Orlando Building in a timely manner, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of this property would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such property.
Adverse economic conditions in the geographic region in which we own our remaining property may negatively impact your overall returns.
Adverse economic conditions in the geographic region in which we own our remaining property could affect the real estate values in this area or the business of our tenants if any of our tenants rely upon the local economy for their revenues. Therefore, changes in local economic conditions could reduce our income and distributions to limited partners or the amounts we could otherwise receive upon the sale of a property in a negatively affected region.
Adverse economic conditions affecting the particular industries of the tenants of our remaining property may negatively impact your overall returns.
Adverse economic conditions affecting a particular industry of one or more of our tenants could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in our remaining property for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our income and distributions to limited partners and the value of our remaining property at the time of sale of such property.
We are dependent on only a few tenants for substantially all of our revenue.
Our remaining property is occupied by only a few tenants, including Siemens Real Estate, which leases approximately 72% of our remaining property, and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to limited partners holding Cash Preferred Units. A default of a tenant on its lease payments to us or a lease termination would cause us to lose the revenue from the property. In the event of a default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. In addition, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant's rental payments, which may have a substantial adverse effect on our financial performance. If any of these events occur, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Further, we may suffer reduced revenues resulting in less cash to be distributed to limited partners.
Your investment in units is subject to greater risk because we lack a diversified property portfolio.
Because we own an interest in only one remaining property, your investment in units is subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio is not diverse by geographic location, property type, or industry group of tenants.
If one or more of our tenants file for bankruptcy, we may be precluded from collecting all sums due.
If one or more of our tenants, or the guarantor of a tenant's lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor's relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their property, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant's or lease guarantor's bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Cash Preferred Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Cash Preferred Units may be adversely affected.
We may not have funding for future tenant improvements, which may reduce your returns and make it difficult to attract one or more new tenants.
When a tenant at our remaining property does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment have been used for investment in our properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have not identified a funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.
A property that incurs a vacancy could be difficult to sell or lease.
A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our remaining property may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy in our remaining property continues for a long period of time, we may suffer reduced revenues, resulting in less cash to be distributed to limited partners holding Cash Preferred Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.
Our General Partners will attempt to obtain adequate insurance at our remaining property to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. We may not have adequate coverage for such losses. If our remaining property incurs a casualty loss that is not fully insured, the value of our assets will be reduced by such uninsured loss. In addition, other than reserves of net cash from operations we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to limited partners.
Uncertain market conditions and the broad discretion of our General Partners relating to the future disposition of our remaining property could adversely affect the return on your investment.
We intend to hold the remaining real property in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the property is warranted, even if it appears that such objectives will not be met. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our remaining property, we cannot assure you that we will be able to sell our remaining property at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.
If any environmentally hazardous material is determined to exist on a property we own, our operating results could be adversely affected.
Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements, or remediating any contaminated property could materially adversely affect our business, assets, or results of operations and, consequently, amounts available for distribution to limited partners holding Cash Preferred Units.
We and/or other prior Wells public limited partnerships sponsored by our General Partners have sold real estate properties for a sale price less than the original purchase price.
Certain of the real estate properties we and other Wells public limited partnerships sponsored by the General Partners previously purchased have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such partnerships at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.
General Investment Risks
The Georgia Revised Uniform Limited Partnership Act ("GRULPA") does not grant you any specific voting rights, and your rights are limited under our partnership agreement.
A vote of a majority in interest of the limited partners is sufficient to take the following significant Partnership actions:

•	to amend our partnership agreement;

•	to change our business purpose or our investment objectives;

•	to add or to remove a general partner;

•	to elect a new general partner;

•	to dissolve the Partnership;

•	to authorize a merger or a consolidation of the Partnership; or

•	to approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations.
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
Under our partnership agreement, we are required to indemnify our General Partners under certain circumstances, which may reduce returns to our limited partners.
Under our partnership agreement and subject to certain limitations, we are required to indemnify our General Partners from and against losses, liabilities, and damages relating to or arising out of any action or inaction on behalf of us done in good faith and in our best interest. If substantial and expensive litigation should ensue and we are obligated to indemnify one or both General Partners, we may be forced to use substantial funds to do so, which may reduce the return on your investment.
Payment of fees to our General Partners or their affiliates will reduce cash available for distributions to our limited partners.
Our General Partners or their affiliates perform services for us in connection with the management and leasing of our remaining property. Our affiliates may receive property management, leasing, and asset management fees of 4.5% of gross revenues in connection with the remaining property we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by us. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our remaining property or distributions to our limited partners.
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
Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least 10 to 12 years after the acquisition of the properties, and our General Partners may exercise their discretion as to whether and when to sell a property; therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to our limited partners, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	purchase land underlying any of our properties;

•	buy out the interest of any co-venturer or joint venture partner in a property that is jointly owned;

•	establish working capital reserves; or

•	make repairs, maintenance, tenant improvements, capital improvements, or other expenditures to our remaining property.
We are uncertain of our sources for funding of future capital needs.
Substantially all of the gross proceeds of the offering were used to invest in our properties and to pay various fees and expenses. In addition, we do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future, such as the funding of tenant improvements, tenant refurbishments, or other lease-up costs, we have not identified any sources for such funding, and we cannot assure you that any sources of funding will be available to us for potential capital needs in the future.
We may need to reserve net cash from operations for future tenant improvements, which may reduce your returns.
We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in our properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.
We may maintain cash balances in our bank accounts that exceed the amount insured by the Federal Deposit Insurance Corporation, and such excess amounts are subject to loss, which may reduce your returns.
We maintain bank accounts with high-credit, quality financial institutions and may concentrate our funds among certain of these banks. At times, our cash balances may exceed the amounts insured by the Federal Deposit Insurance Corporation (FDIC). In the event of these financial institutions failing, we may lose the amount of our deposits over any amount insured by the FDIC, which could have a material adverse effect on our financial condition and our results of operations.

Marketability and Transferability Risks

There is no public trading market for your units.
There is no public market for your units, and we do not anticipate that any public trading market for your units will ever develop. If you attempt to sell your units, you would likely do so at substantially discounted prices on the secondary market. Further, our partnership agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause us to be classified as a "publicly traded partnership" as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized. Because classification of the Partnership as a "publicly traded partnership" may significantly decrease the value of your units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units which could cause us to be classified as a "publicly traded partnership."
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
Our estimated unit valuations should not be viewed as an accurate reflection of the value of the limited partners' units.

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners' units, what limited partners might be able to sell their units for, or the fair market value of our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our properties and the resulting value of our limited partnership units will naturally decline.

Special Risks Regarding Status of Units
If you hold Cash Preferred Units, we expect that you will be allocated more income than cash flow.
Since limited partners holding Cash Preferred Units are allocated substantially all of our net income, and since substantially all deductions for depreciation and other tax losses are allocated to limited partners holding Tax Preferred Units, we expect that those of you who hold Cash Preferred Units will be allocated taxable income in excess of your cash distributions. We cannot assure you that cash flow will be available for distribution in any year.
The desired effect of holding Cash Preferred Units or Tax Preferred Units may be reduced depending on how many limited partners hold each type of unit.
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
Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of our business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership, as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.
Leo F. Wells, III has a primary role in determining what is in the best interest of the Partnership and our limited partners.
Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, our other general partner. Therefore, one person has a primary role in determining what is in the best interest of the Partnership and our limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.
Our loss of, or inability to obtain, key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Randall D. Fretz, and Robert F. Kennedy, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, Fretz, or Kennedy, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.
We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation or our relationship with Wells Capital, could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many WREF-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.
Our General Partners have a limited net worth consisting of illiquid assets, which may affect their ability to fulfill their financial obligations to us.
The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to us. In addition, our General Partners have significant commitments to the other investment programs sponsored by WREF ("Wells programs").
Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.
As we evolve through our Partnership life cycle and sell the remaining property in our portfolio, our general and administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our remaining property. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the increased general and administrative operating expenses and increased percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our property.
Conflicts of Interest Risks
Our General Partners will face conflicts of interest relating to time management, which could result in lower returns on our investments.
Because our General Partners and their affiliates have interests in other real estate programs and also engage in other business activities, they could have conflicts of interest in allocating their time between our business and these other activities, which could affect our operations. You should note that our partnership agreement does not specify any minimum amount of time or level of attention that our General Partners are required to devote to the Partnership.
Our General Partners will face conflicts of interest relating to the sale and leasing of our remaining property.
We may be selling our remaining property at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower the return on your investment.
Investments in a joint venture with affiliates will result in additional risks involving our relationship with the co-venturer.
We have entered into a joint venture with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are, or which may become, inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.
Our General Partners will face various conflicts of interest relating to a joint venture with affiliates.
Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to the joint venture between such parties do not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Under the joint venture arrangement, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.
Federal Income Tax Risks
The Internal Revenue Service ("IRS") may challenge our characterization of material tax aspects of your investment in the Partnership.
An investment in units involves certain material income tax risks, the character and extent of which are, to some extent, a function of whether you hold Cash Preferred Units or Tax Preferred Units. We will not seek any rulings from the IRS regarding any of the tax issues related to your units.
Investors may realize taxable income without cash distributions.
As a limited partner in the Partnership, you are required to report your allocable share of our taxable income on your personal income tax return regardless of whether or not you have received any cash distributions from the Partnership. For example, if you hold Cash Preferred Units, you will be allocated substantially all of our net income, defined in the partnership agreement to mean generally net income for federal income tax purposes, including any income exempt from tax, but excluding all deductions for depreciation and amortization and gain or loss from the sale of our remaining property, even if such income is in excess of any distributions of cash from our operations. If you hold Cash Preferred Units, you will likely be allocated taxable income in excess of any distributions to you, and the amount of cash received by you could be less than the income tax attributable to the net income allocated to you.
We could potentially be characterized as a publicly traded partnership resulting in unfavorable tax results.
If the IRS were to classify the Partnership as a "publicly traded partnership," we could be taxable as a corporation, and distributions made to you could be treated as portfolio income to you rather than passive income. We cannot assure you that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the IRS rules governing our potential exemption from classification as a publicly traded partnership;

•	the lack of interpretive guidance with respect to such rules; and

•	the fact that any determination in this regard will necessarily be based upon events that have not yet occurred.
The IRS may challenge our allocations of profit and loss.
While it is more likely than not that Partnership items of income, gain, loss, deduction, and credit will be allocated among our General Partners and our limited partners substantially in accordance with the allocation provisions of the partnership agreement, we cannot assure you that the IRS will not successfully challenge the allocations in the partnership agreement and reallocate items of income, gain, loss, deduction, and credit in a manner which reduces the anticipated tax benefits to limited partners holding Tax Preferred Units or increases the income allocated to limited partners holding Cash Preferred Units.
We may be audited and additional tax, interest, and penalties may be imposed upon you.
Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return, causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants' or attorneys' fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You also may be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the Partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an "electing large partnership." If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the Partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the Partnership level, thereby potentially adversely impacting the limited partners holding a particular class of units disproportionately to limited partners holding the other class of units.
State and local taxes and a requirement to withhold state taxes may apply.
The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses, which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.
Legislative or regulatory action could adversely affect investors.
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a limited partner. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our remaining property. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in units and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our units.
Retirement Plan and Qualified Plan Risks
There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account ("IRA") investing in units.
If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan's investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce "unrelated business taxable income" for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
We may dissolve the Partnership if our assets are deemed to be plan assets or if we engage in prohibited transactions.
If our assets were deemed to be assets of qualified plans investing as limited partners, i.e., plan assets, our General Partners would be considered to be fiduciaries of such plans and certain contemplated transactions between our General Partners or their affiliates, and we may then be deemed to be "prohibited transactions" subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, the standards of prudence and other provisions of ERISA applicable to plan fiduciaries would apply to the General Partners with respect to our investments. We have not sought a ruling from the U.S. Department of Labor regarding the potential classification of our assets as plan assets.
In this regard, U.S. Department of Labor regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in our assets. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with, and rely upon, their own advisors with respect to this and other ERISA issues which, if decided adversely to us, could result in qualified plan investors being deemed to have engaged in "prohibited transactions," which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or "prohibited transactions."
In the event our assets are deemed to constitute plan assets or if certain transactions undertaken by us are deemed to constitute "prohibited transactions" under ERISA or the Internal Revenue Code, and no exemption for such transactions is obtainable by us, the General Partners have the right, but not the obligation, upon notice to all limited partners, but without the consent of any limited partner, to:

•	compel a termination and dissolution of the Partnership; or

•
restructure our activities to the extent necessary to comply with any exemption in the U.S. Department of Labor regulations or any prohibited transaction exemption granted by the Department of Labor or any condition that the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

Adverse tax consequences may result because of minimum distribution requirements.
If you hold units in an IRA or you intend to acquire units in a secondary market through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan that is holding units or is considering an acquisition of units through a secondary market, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our property has not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units, and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.
Unrelated business taxable income ("UBTI") may be generated with respect to tax-exempt investors.
We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business. Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

•	to finance improvements necessary to protect capital previously invested in a property;

•	to protect the value of our investment in a property; or

•	to make our remaining property more attractive for sale or lease.
Our General Partners have represented that they will not cause us to incur indebtedness unless they obtain an opinion from legal counsel or an opinion from our tax accountants that the proposed indebtedness more than likely will not cause the income allocable to tax-exempt investors to be characterized as UBTI. Any such opinion will have no binding effect on the IRS or any court, however, and some risk remains that we may generate UBTI for our tax-exempt investors in the event that it becomes necessary for us to borrow funds.
Further, in the event we were deemed to be a "dealer" in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties, which is allocable to tax-exempt investors, would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
Overview
We own interests in our real estate assets directly and through a joint venture with another entity affiliated with the General Partners.
During the periods presented, we owned direct interests in the following properties:

	Leased % as of December 31,
Properties	2011	2010	2009	2008	2007
1. 150 Apollo Drive(1) A three-story office building located in Chelmsford, Massachusetts	-	100%	100%	100%	100%
2. 3675 Kennesaw Building(2) A one-story distribution warehouse building located in Kennesaw, Georgia	100%	100%	100%	100%	100%

(1)	This property was sold in July 2011.

(2)	This property was sold in February 2012.

During the periods presented, we owned interests in the following joint venture (the "Joint Venture") and properties:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2011	2010	2009	2008	2007
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	Wells Real Estate Fund XIII, L.P. Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	1. Siemens - Orlando Building Two single-story office buildings located in Orlando, Florida	100%	100%	100%	100%	100%
			2. Randstad - Atlanta Building(1) A four-story office building located in Atlanta, Georgia	-	-	-	-	-
			3. 7500 Setzler Parkway(2) A one-story office and warehouse building located in Brooklyn Park, Minnesota	-	-	-	-	-

(1)	This property was sold in April 2007.

(2)	This property was sold in January 2007.

Wells Real Estate Fund XIII, L.P. is affiliated with us through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations
As of December 31, 2011, the lease expirations scheduled during the following 10 years for all properties owned by the Partnership, directly and through the Joint Venture, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2012(2)	3	111,877	$1,479,332	$603,942	89.5%	87.0%
2013(3)	1	13,086	221,965	116,976	10.5%	13.0%
	4	124,963	$1,701,297	$720,918	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the property or Joint Venture that owns the leased property.

(2)
Siemens - Orlando Building: Siemens Real Estate lease (approximately 59,200 square feet) and Etour and Travel, Inc. lease (approximately 9,900 square feet); 3675 Kennesaw Building: World Electric Supply, Inc. lease (approximately 42,800 square feet); however, the 3675 Kennesaw Building was sold on February 23, 2012.

(3)	Siemens - Orlando Building: Cemex Construction Materials Florida, LLC lease (approximately 13,100 square feet).
Property Descriptions
The properties in which we owned or own an interest either directly or through the Joint Venture during the periods presented are further described below:
Remaining Property We Currently Own
Siemens - Orlando Building
The Siemens - Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The Siemens - Orlando Building, which was completed in 2002, is under lease agreements with Siemens Real Estate ("Siemens") (approximately 72%); Cemex Construction Materials Florida, LLC (approximately 16%); and Etour and Travel, Inc. (approximately 12%). The initial Siemens lease, which included approximately 52,100 square feet, commenced on October 1, 2002. On August 15, 2007, Siemens exercised its right of first refusal to lease approximately 7,100 additional square feet of space. On May 20, 2009, Fund XIII-XIV Associates completed a lease amendment with Siemens that extended the termination date of the lease from September 30, 2009 to September 30, 2011. In addition, on October 11, 2011, Fund XIII-XIV Associates completed an additional lease amendment with Siemens that extended the termination date of the lease from September 30, 2011 to February 29, 2012. Siemens continues to occupy the building on a month-to-month basis. As of December 31, 2011, the annual base rent payable under the Siemens lease was approximately $977,000 and will remain the same through the expiration of the lease.
Cemex Construction Materials Florida, LLC ("Cemex"), formerly Rinker Materials of Florida, Inc., occupies approximately 13,100 rentable square feet of the Siemens - Orlando Building. The Cemex lease commenced in April 2003 and expires in April 2013. Cemex has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. As of December 31, 2011, the annual base rent payable under the Cemex lease was approximately $215,000, increasing approximately 3% annually each April through the expiration of the lease. The annualized base rent payable in 2013 will be approximately $222,000.
Etour and Travel, Inc. ("Etour"), formerly Cape Canaveral Tour and Travel, Inc., occupies approximately 9,900 rentable square feet of the Siemens - Orlando Building. Etour is a subsidiary of Kosmas Group International, Inc. ("Kosmas"), the guarantor of the Etour leases. The initial Etour lease was set to expire November 30, 2007. On May 24, 2007, Etour exercised its first renewal option, which commenced on December 1, 2007 and expires on November 30, 2012. Etour has the right, at its option, to extend the initial term of its lease for one additional five-year period at the then-current market rental rate. As of December 31, 2011, the annual base rent payable under the Etour lease was approximately $169,000 and will remain the same through the expiration of the lease.

Properties Sold
Randstad - Atlanta Building
The Randstad - Atlanta Building is a four-story office building containing approximately 65,000 aggregate rentable square feet, on an approximately 2.9-acre tract of land located in Atlanta, Georgia. On April 24, 2007, Fund XIII-XIV Associates sold the Randstad - Atlanta Building to an unrelated third party for a gross sale price of $9,250,000. As a result of the sale, we received net sale proceeds of approximately $4,739,000 and were allocated a gain of approximately $1,548,000.
7500 Setzler Parkway
The 7500 Setzler Parkway property is a single-story office and warehouse building containing approximately 120,000 rentable square feet located on a 10.32-acre tract of land in Brooklyn Park, Minnesota. On January 31, 2007, Fund XIII-XIV Associates sold 7500 Setzler Parkway to an unrelated third party for a gross sale price of $8,950,000. As a result of the sale, we received net sale proceeds of approximately $4,597,000 and were allocated a gain of approximately $1,142,000.
150 Apollo Drive
The 150 Apollo Drive property is a three-story office building containing approximately 80,000 rentable square feet, located on a 4.5-acre parcel of land in Chelmsford, Massachusetts. On July 21, 2011, we sold the 150 Apollo Drive property to an unrelated third party for a gross sales price of $9,875,000. As a result of the sale, we received net sale proceeds of approximately $9,566,000 and recognized a gain of approximately $986,000. In the second quarter of 2010, we recognized an impairment loss of approximately $2,460,000 in order to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows.
3675 Kennesaw Building
The 3675 Kennesaw Building is a single-story distribution warehouse containing approximately 43,000 rentable square feet, located on an approximately 3.81-acre parcel of land in Kennesaw, Georgia. On December 29, 2010, World Electric Supply Inc. ("World Electric Supply"), the sole tenant of the 3675 Kennesaw Building, filed suit against the lessor entity, Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC. The lawsuit sought a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its lease termination option in 2010 and asked the Court to declare that the lease was effectively terminated as of November 30, 2010. We believe that World Electric Supply's claims are without merit because the tenant did not comply with notification requirements of the termination option under the lease. The lessor entity filed an answer and asserted a counterclaim in the lawsuit to recover from World Electric Supply all rental payments, service charges, and attorneys' fees that accrue through the end of the lease term based upon the failure of World Electric Supply to properly exercise its termination option under the lease. On October 5, 2011, the court entered an order granting a summary judgment in favor of Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC and against World Electric Supply in the amount of $802,211. World Electric Supply filed a notice of appeal on October 7, 2011. On February 17, 2012, the parties reached a settlement agreement, which was contingent upon successful closing of the sale of the 3675 Kennesaw Building. Effective February 24, 2012, the settlement became final, the lease was terminated, and the litigation was dismissed with prejudice on March 1, 2012. On February 24, 2012 , we sold the 3675 Kennesaw Building to an unrelated third party for a gross sales price of $2,400,000. As a result of the sale, we received net sale proceeds of approximately $2,261,000 and recognized a gain of approximately $362,000, which may be adjusted as additional information becomes available in subsequent periods. In the fourth quarter of 2010, we recognized an impairment loss of approximately $854,000 in order to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows.

ITEM 3.	LEGAL PROCEEDINGS.
3675 Kennesaw Building Litigation
On December 29, 2010, World Electric Supply, the sole tenant of the 3675 Kennesaw Building, filed suit in the Superior Court of Fulton County, Georgia, against the lessor entity, Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC, a Georgia limited liability company wholly owned by us. The lawsuit sought a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its lease termination option in 2010 and asked the Court to declare that the lease was effectively terminated as of November 30, 2010. We believe that World Electric Supply's claims are without merit because the tenant did not comply with notification requirements of the termination option under the lease. Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC filed an answer and asserted a counterclaim in the lawsuit to recover from World Electric Supply all rental payments, service charges, and attorneys' fees that accrue through the end of the lease term, based upon the failure of World Electric Supply to properly exercise its termination option under the lease. On October 5, 2011, the court entered an order granting a summary judgment in favor of Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC and against World Electric Supply in the amount of $802,211. World Electric

Supply filed a notice of appeal on October 7, 2011. On February 17, 2012, the parties reached a settlement agreement for $525,000, which was contingent upon successful closing of the sale of the 3675 Kennesaw Building. Effective February 24, 2012, the settlement became final, the lease was terminated, and the litigation was dismissed with prejudice on March 1, 2012.
For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related Parties" in Item 1 of this report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
Summary
As of February 29, 2012, 2,648,615 Cash Preferred Units and 825,508 Tax Preferred Units, held by a total of 576 and 79 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 29, 2012, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $2.07 per Cash Preferred Unit and $3.72 per Tax Preferred Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
Unit Valuation
Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in our Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive, assuming that our properties were sold at their estimated fair market values as of the end of our fiscal year and the proceeds therefrom, plus the amount of net sale proceeds held by us at year-end from previous property sales, if any, were distributed to the limited partners in liquidation in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from us in our original public offering of units, taking into account conversion elections as provided for in the partnership agreement.
The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2011. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based on their estimates of property values as of December 31, 2011, to be approximately $5.26 per Cash Preferred Unit and $5.01 per Tax Preferred Unit, based upon market conditions existing in early December 2011. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the expenses that would be involved in obtaining an appraisal for our properties.
The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by our limited partners, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for our units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.
It should also be noted that as our properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our portfolio of properties and resulting value of our limited partnership units will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $2.07 per Cash Preferred Unit and $3.72 per Tax Preferred Unit. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from us in our original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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
No operating cash distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2010 or 2011.

ITEM 6.	SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2011	2010	2009	2008	2007
Total assets	$16,662,483	$16,057,772	$18,654,044	$18,467,930	$19,358,845
Total revenues(1)	$454,211	$376,525	$372,883	$392,014	$627,024
Equity in income of Joint Venture	$372,241	$443,334	$308,772	$270,034	$2,968,323
Income (loss) from discontinued operations	$1,212,289	$(2,516,531)	$(140,605)	$(135,802)	$(125,482)
Net income (loss)	$1,060,022	$(2,976,527)	$142,094	$111,676	$3,095,111
Net income (loss) allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$(3,972)	$(459,034)	$279,872	$651,528	$1,053,527
Income (loss) from discontinued operations	$238,617	$(2,515,430)	$(139,199)	$768,655	$854,004
Net income (loss) allocated to Cash Preferred limited partners	$234,645	$(2,974,464)	$140,673	$1,420,183	$1,907,531
Tax Preferred limited partners:
Income (loss) from continuing operations	$(146,773)	$—	$—	$(405,362)	$2,167,066
Income (loss) from discontinued operations	$971,405	$—	$—	$(903,787)	$(979,486)
Net income (loss) allocated to Tax Preferred limited partners	$824,632	$—	$—	$(1,309,149)	$1,187,580
General partners:
Income (loss) from continuing operations	$(1,522)	$(962)	$2,827	$1,311	$—
Income (loss) from discontinued operations	$2,267	$(1,101)	$(1,406)	$(669)	$—
Net income (loss) allocated to General Partners	$745	$(2,063)	$1,421	$642	$—
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred:
Income (loss) from continuing operations	$—	$(0.17)	$0.10	$0.25	$0.40
Income (loss) from discontinued operations	$0.09	$(0.95)	$(0.05)	$0.29	$0.32
Net income (loss) per Cash Preferred limited partner unit	$0.09	$(1.12)	$0.05	$0.54	$0.72
Tax Preferred:
Income (loss) from continuing operations	$(0.18)	$—	$—	$(0.49)	$2.60
Income (loss) from discontinued operations	$1.18	$—	$—	$(1.10)	$(1.17)
Net income (loss) per Tax Preferred limited partner unit	$1.00	$—	$—	$(1.59)	$1.43
Operating cash distributions per weighted- average Cash Preferred Limited Partner Unit:
Investment Income	$—	$—	$—	$0.23	$0.70
Return of Capital	$—	$—	$—	$—	$—
Operating cash distributions per weighted- average Tax Preferred Limited Partner Unit:
Investment Income	$—	$—	$—	$—	$—
Return of Capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$—	$—	$—	$—	$2.14
Tax Preferred	$—	$—	$—	$—	$4.38

(1)	Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues generated by 150 Apollo Drive as discontinued operations for all periods presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report and "Risk Factors" in Item 1A of this report.
Overview
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. Following the sale of 150 Apollo Drive and the 3675 Kennesaw Building, we currently own a partial interest in one property. On July 21, 2011, we sold 150 Apollo Drive to an unrelated third party for a gross sale price of $9,875,000. As a result of the sale, we received net sale proceeds of approximately $9,566,000 and recognized a gain of approximately $986,000. In October 2011, Fund XIII-XIV Associates entered into the third amendment to the lease agreement with Siemens at the Siemens - Orlando Building, which extended the lease term from September 30, 2011 to February 29, 2012. Siemens continues to occupy the Siemens - Orlando Building on a month-to-month basis. On February 24, 2012, we sold the 3675 Kennesaw Building to an unrelated third party for a gross sales price of $2,400,000. As a result of the sale, we received net sale proceeds of approximately $2,261,000 and recognized a gain of approximately $362,000. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
World Electric Supply vacated the 3675 Kennesaw Building in 2010, ceased paying rent effective in January 2011, and initiated litigation against the lessor entity, Wells Fund XIV - 3675 Kennesaw 75 Parkway, LLC. On February 17, 2012, the parties reached a settlement agreement for $525,000, which was contingent upon successful closing of the sale of the 3675 Kennesaw Building. Effective February 24, 2012, the settlement became final, the lease was terminated, and the litigation was dismissed with prejudice on March 1, 2012 (see Part I, Item 3, "Legal Proceedings" for additional information).
Our General Partners have announced their intention to distribute net sale proceeds of approximately $7.0 million in May 2012 from the sales of the Randstad - Atlanta Building and 150 Apollo Drive. The fourth quarter 2011 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of anticipated re-leasing costs at our remaining property.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating suitable buyers, negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of February 29, 2012, we owned an interest in one property.
Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad - Atlanta Building was sold on April 24, 2007.

•	The 150 Apollo Drive property was sold on July 21, 2011.

•	The 3675 Kennesaw Building was sold on February 24, 2012.

•
The Siemens - Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. Siemens, which leases approximately 72% of the building, continues to occupy the space on a month-to-month basis.

General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product ("GDP"), the U.S. economy's growth increased at an annual rate of 3.0% in the fourth quarter of 2011, according to estimates. While the data suggest that the economic recovery continues, the rate of recovery has slowed. For the full year of 2011, real GDP increased 1.7% compared with a 3.0% increase in 2010. The growth in real GDP in 2011 reflected positive contributions from private inventory investments, personal consumption expenditures, exports, and residential and nonresidential fixed investments. While management believes the U.S. economy is likely to continue its recovery, we believe this recovery will maintain its gradual progression. Further, this recovery will face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.
Real estate market fundamentals underlying the U.S. office markets mirrored the broader U.S. economy, with modest improvement in the major indicators in 2011. The vacancy rate for the U.S. as a whole stood at 12.9% for the fourth quarter, compared with the 13.3% vacancy rate this same time a year ago. There was positive net absorption of 40.2 million square feet year-to-date in 2011, up from 16.2 million square feet recorded in 2010. Additionally, 65 of 80 metropolitan statistical areas registered positive net absorption in 2011 compared with only 43 markets that did so in 2010. Average asking rents across all office classes remained fairly flat year-over-year from $22.95 in the fourth quarter of 2010 to $22.81 in the fourth quarter of 2011. If the forecast for continued modest economic recovery holds, the office market should follow suit with improving fundamentals in 2012. Given the lack of new construction in the pipeline and the forecast for continued positive net absorption, which will lower vacancy levels, we believe positive rent growth should return to the broader market in 2013.
The upward trend in transaction volume continued for office properties in 2011 with sales of office properties totaling $63.5 billion, a 37% increase over 2010. Although gateway markets such as New York City; Washington, D.C.; and Chicago once again recorded the strongest transaction volume in 2011, investor attention also shifted to secondary markets and Class-A suburban offices in the major metros, something not seen in 2010. Capitalization rates (first-year income returns) continued to decline across the board, with central business district cap rates declining within 50-75 basis points of the previous cyclical low levels. Average central business district capitalization rates finished the year at 6.2%, while suburban rates remained relatively unchanged at 7.6%.
With 2012 GDP growth forecasted to be in the 2.0% to 2.5% range, the sluggish recovery experienced in 2011 will likely carry forward into the coming year. However, the outlook is for stronger leasing activity in 2012. During the 2011 mild office recovery, a noteworthy tenant-driven trend emerged that has been labeled "flight to quality," meaning that better quality properties in superior locations are outperforming the broader office market. While equilibrium in the office market on a national level is not expected until 2013, Class-A properties in desirable markets are expected to outperform as they did in 2011 due to this trend. Properties that are in top-tier markets, such as New York City; Washington, D.C.; and Chicago, with credit tenants and lack of near-term lease rollover continue to command higher prices and lower cap rates than properties without these qualities.
Impact of Economic Conditions on our Portfolio
While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases at our remaining property were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets may result in a decrease in future rental rates. Additionally, the turbulence in the credit markets may adversely affect the ability of potential purchasers of our remaining property to obtain financing.
Less diversified real estate funds that own fewer properties, such as us, and those with current vacancies or near-term tenant rollover, such as us, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the property prior to marketing it for sale, remains intact. However, the ultimate timing surrounding our leasing efforts will likely be impacted by the economic conditions noted above.
Liquidity and Capital Resources
Overview
Our operating strategy entails funding expenditures related to the recurring operations of our remaining property owned through the Joint Venture and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.
Short-Term Liquidity
During the year ended December 31, 2011, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $456,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2011 to fund our pro rata share of anticipated re-leasing costs at our properties. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for our remaining property owned by the Joint Venture. We anticipate that operating distributions from the Joint Venture may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens - Orlando Building.
During the year ended December 31, 2011, we invested approximately $449,000 in deferred leasing costs for 150 Apollo Drive, prior to its disposition. During the year ended December 31, 2011, we received net sale proceeds of approximately $9,556,000 from the sale of 150 Apollo Drive. Accordingly, our General Partners anticipate distributing net sale proceeds of approximately $7.0 million in May 2012 from the sales of the Randstad - Atlanta Building and 150 Apollo Drive.
We believe that the cash on hand and operating distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $65,000, as of December 31, 2011.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from our remaining property owned by the Joint Venture, and net proceeds generated from the sale of that property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for our remaining property owned by the Joint Venture. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Venture, to fund our pro rata share of leasing costs and capital expenditures necessary to position our remaining property for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
Capital Resources
The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners' original net offering proceeds available for investment. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy generally involves acquiring properties that are preleased to creditworthy tenants on an all-cash basis either directly by us or through the Joint Venture.
We fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases at our remaining property expire, we will work with the Joint Venture to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.
Operating cash flows, if available, are generally distributed from the Joint Venture to us approximately one month following calendar quarter-ends. However, the Joint Venture will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not funded from the operations of the Joint Venture will be required to be funded by us and the other respective joint venture partners on a pro rata basis.

As of December 31, 2011, we have received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2011	Undistributed Net Sale Proceeds as of December 31, 2011
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$—	—	$4,597,063	$—
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	—	—	4,692,937	46,163
150 Apollo Drive (sold in 2011)	$9,566,058	100.0%	9,566,058	—	—	—	9,566,058
Total			$18,902,221	$—		$9,290,000	$9,612,221

After year-end, we received approximately $2,261,000 of net sale proceeds from the February disposition of the 3675 Kennesaw Building, which is in addition to the amounts listed in the table above. In addition, our General Partners anticipate distributing net sale proceeds of approximately $7.0 million in May 2012 from the sales of the Randstad - Atlanta Building and 150 Apollo Drive, as further discussed below. The General Partners are reviewing the current needs of our portfolio, including anticipated re-leasing costs at our remaining property, to evaluate the possibility and related timing of any additional distributions of net sale proceeds.
Contractual Obligations and Commitments
In December 2011, our General Partners announced their intention to distribute net sale proceeds of approximately $7.0 million in May 2012 from the sales of the Randstad - Atlanta Building and 150 Apollo Drive to the limited partners of record as of March 31, 2012, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2011. Following such distribution, we intend to hold residual net sale proceeds in reserve in order to fund our pro rata share of the anticipated re-leasing costs and capital improvements at our remaining property. Our General Partners continually monitor our operating and capital needs. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate our reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.
Results of Operations
Comparison of the year ended December 31, 2010 vs. the year ended December 31, 2011
Continuing Operations
Rental income at the 3675 Kennesaw Building increased from $267,325 for the year ended December 31, 2010 to $284,811 for the year ended December 31, 2011, primarily due to late charge income recognized in 2011 in connection with World Electric Supply's failure to pay its contractual rent (see Part I, Item 3, "Legal Proceedings" for additional information). We anticipate future levels of rental income to decrease as a result of the disposition of the 3675 Kennesaw Building in February 2012.
Tenant reimbursements at the 3675 Kennesaw Building increased from $109,148 for the year ended December 31, 2010 to $160,219 for the year ended December 31, 2011, primarily due to anticipated reimbursement of legal fees in connection with World Electric Supply's failure to pay its contractual rent (see Part I, Item 3, "Legal Proceedings" for additional information). We anticipate future levels of tenant reimbursements to decrease as a result of the disposition of the 3675 Kennesaw Building in February 2012.
Property operating costs at the 3675 Kennesaw Building increased from $75,035 for the year ended December 31, 2010 to $81,749 for the year ended December 31, 2011, primarily due to an increase in recoverable maintenance and repair costs at the 3675 Kennesaw Building. We anticipate future levels of property operating costs to decrease as a result of the disposition of the 3675 Kennesaw Building in February 2012.
Management and leasing fees at the 3675 Kennesaw Building decreased from $18,450 for the year ended December 31, 2010 to $0 for the year ended December 31, 2011 due to a decrease in the collection of rental income at the 3675 Kennesaw Building due to World Electric Supply ceasing to pay its rent effective January 1, 2011. Management and leasing fees are incurred as a function of cash receipts collected from tenants (see "Related Party Transactions" in Note 4 to our financial statements included in this report). Therefore, future management and leasing fees are expected to fluctuate as a function of future cash receipts.

Depreciation expense at the 3675 Kennesaw Building decreased from $62,462 for the year ended December 31, 2010 to $38,071 for the year ended December 31, 2011 due to the impairment loss incurred at the 3675 Kennesaw Building in the fourth quarter of 2010. We anticipate depreciation expense to decrease as a result of the disposition of the 3675 Kennesaw Building in February 2012.
Amortization expense at the 3675 Kennesaw Building remained relatively stable at $66,827 for the year ended December 31, 2010, and $67,855 for the year ended December 31, 2011. We anticipate amortization expense to decrease as a result of the disposition of the 3675 Kennesaw Building in February 2012.
Bad debt expense at the 3675 Kennesaw Building increased from $0 for the year ended December 31, 2010 to $531,498 for the year ended December 31, 2011 due to World Electric Supply's default on its contractual rental obligation effective in January 2011. We anticipate recognizing bad debt recoveries in 2012 in connection with the settlement of the litigation at the 3675 Kennesaw Building in February 2012 (see Part I, Item 3, "Legal Proceedings" for additional information).
General and administrative expenses increased from $203,390 for the year ended December 31, 2010 to $259,546 for the year ended December 31, 2011. This increase is primarily attributable to an increase in legal fees incurred in connection with the ongoing litigation related to the 3675 Kennesaw Building (see Part I, Item 3, "Legal Proceedings" for additional information). We anticipate future general and administrative expenses to decrease as a result of the litigation settlement related to the 3675 Kennesaw Building in February 2012.
Equity in income of Joint Venture decreased from $443,334 for the year ended December 31, 2010 to $372,241 for the year ended December 31, 2011. This decrease is primarily due to an increase in depreciation expense at the Siemens - Orlando Building as a result of tenant improvements completed in 2010. We anticipate equity in income of Joint Venture to remain at a relatively similar level in the near-term; however, if the majority tenant of the Siemens - Orlando Building does not extend its current month-to-month lease and we are unable to secure a suitable replacement tenant in a timely manner, equity in income of Joint Venture would decline in the future.
Discontinued Operations
In accordance with U.S. generally accepted accounting principles ("GAAP"), we have classified the results of operations related to the 150 Apollo Drive property as discontinued operations for all periods presented. Income (loss) from discontinued operations increased from $(2,516,531) for the year ended December 31, 2010 to $1,212,289 for the year ended December 31, 2011, primarily as a result of (i) recognizing a nonrecurring impairment loss of approximately $2,460,000 at 150 Apollo Drive in the second quarter of 2010 and (ii) recognizing a nonrecurring gain of approximately $986,000 on the sale of 150 Apollo Drive in the third quarter of 2011.
Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2010
Continuing Operations
Rental income at the 3675 Kennesaw Building remained relatively stable at $267,604 for the year ended December 31, 2009 and $267,325 for the year ended December 31, 2010.
Tenant reimbursements at the 3675 Kennesaw Building remained relatively stable at $105,211 for the year ended December 31, 2009 and $109,148 for the year ended December 31, 2010.
Property operating costs at the 3675 Kennesaw Building decreased from $88,327 for the year ended December 31, 2009 to $75,035 for the year ended December 31, 2010, primarily due to a decrease in non-recoverable repairs and maintenance costs.
Management and leasing fees at the 3675 Kennesaw Building remained relatively stable at $18,735 for the year ended December 31, 2009 and $18,450 for the year ended December 31, 2010.
Depreciation expense at the 3675 Kennesaw Building remained stable at $62,462 for the year ended December 31, 2009 and $62,462 for the year ended December 31, 2010.
Amortization expense at the 3675 Kennesaw Building remained relatively stable at $66,312 for the year ended December 31, 2009 and $66,827 for the year ended December 31, 2010.

Impairment loss at the 3675 Kennesaw Building increased from $0 for the year ended December 31, 2009 to $853,691 for the year ended December 31, 2010, as a result of recognizing a nonrecurring impairment loss at the 3675 Kennesaw Building, as a result of obtaining current market leasing information in connection with marketing the property for lease in the fourth quarter of 2010.
General and administrative expenses increased from $163,120 for the year ended December 31, 2009 to $203,390 for the year ended December 31, 2010. This increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants and additional administrative reimbursements resulting primarily from a reduction in the economies of scale available to us for investor support services.
Equity in income of Joint Venture increased from $308,772 for the year ended December 31, 2009 to $443,334 for the year ended December 31, 2010. This increase is primarily due to (i) a decrease in amortization of intangible lease assets as a result of the September 2009 expiration of the original term of a lease in place at the time of acquisition at the Siemens - Orlando Building and (ii) an increase in rental income at the Siemens - Orlando Building related to the lease extension with the majority tenant at that property effective in October 2009, partially offset by (iii) an increase in depreciation expense related to tenant improvement projects completed at the Siemens - Orlando Building.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 150 Apollo Drive property as discontinued operations for all periods presented. Loss from discontinued operations increased from $140,605 for the year ended December 31, 2009 to $2,516,531 for the year ended December 31, 2010, as a result of recognizing a nonrecurring impairment loss at 150 Apollo Drive in the second quarter of 2010.
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
Application of Critical Accounting Policies
Summary
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions are different, it is possible that different accounting policies would be applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
Below is a discussion of the accounting policies used by us and the Joint Venture, which are considered critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.
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

In the event that we or the Joint Venture utilizes inappropriate useful lives or methods of depreciation or amortization, our net income would be misstated.
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets and related intangible assets to date (see below for historical impairments); however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
In the fourth quarter of 2010, we recorded an impairment loss on the 3675 Kennesaw Building of approximately $854,000 to reduce the carrying value of the property to its estimated fair value, measured at the present value of the property's future projected cash flows. We lowered our estimate of the property's future projected cash flows based primarily on current market leasing information obtained in connection with marketing the 3675 Kennesaw Building for lease in the fourth quarter of 2010 after World Electric Supply vacated the property.
In the second quarter of 2010, we recorded an impairment loss on 150 Apollo Drive of approximately $2,460,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows based primarily on input received in connection with marketing 150 Apollo Drive for sale in the second quarter of 2010.
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Partnership or the Joint Venture and our net income.
Allocation of Purchase Price of Acquired Assets
Upon acquisition of real properties, either owned directly by us or through our investment in the Joint Venture, we allocated the purchase price of properties to the identifiable tangible assets, which consist of land and building, and identifiable intangible assets and liabilities, which consist of the following items:

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

As of December 31, 2011 and 2010, we had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
2011	$42,045	$235,458	$212,151
2010	$42,045	$235,458	$212,151
During the years ended December 31, 2011, 2010, and 2009, we recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ended December 31:	Above-Market In-Place Lease Asset	Absorption Period Costs
2011	$6,229	$34,883	$31,430
2010	$6,229	$129,364	$205,479
2009	$6,228	$318,325	$553,577

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Asset	Absorption Period Costs
2012	$5,191	$29,068	$26,191
Thereafter	—	—	—
	$5,191	$29,068	$26,191
Weighted-Average Amortization Period	1 year	1 year	1 year
Evaluating the Recoverability of Intangible Assets
The values of intangible lease assets are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets become impaired and we are required to expense the remaining asset immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term. We have determined that there have been no impairments in the carrying value of our intangible assets to date.

Related-Party Transactions and Agreements
We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our remaining property; and administrative services relating to accounting, property management, and other partnership administration, and we incur the related expenses. See Item 13, "Certain Relationships and Related Transactions" for a description of these fees and reimbursements and amounts incurred and "Risk Factors - Conflicts of Interest" in Item 1A of this report.
Subsequent Events
Settlement of Litigation and Disposition of the 3675 Kennesaw Building
On February 24, 2012, we sold the 3675 Kennesaw Building to an unrelated third party for a gross sales price of $2,400,000. As a result of the sale, we received net sale proceeds of approximately $2,261,000 and recognized a gain of approximately $362,000, which may be adjusted as additional information becomes available in subsequent periods. In the fourth quarter of 2010, we recognized an impairment loss of approximately $854,000 in order to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows. In addition, in connection with the disposition, the parties involved in the litigation at the 3675 Kennesaw Building reached a settlement agreement for $525,000. Effective February 24, 2012, the settlement became final, the lease was terminated, and the litigation was dismissed with prejudice on March 1, 2012 (see Part I, Item 3, "Legal Proceedings" for additional information).

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
There were no disagreements with our independent public accountants during the years ended December 31, 2011, 2010, and 2009.

ITEM 9A.	CONTROL AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2011. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2011, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by or under the supervision of the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Partnership;

•
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and/or members of the Financial Oversight Committee; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
For the quarter ended December 31, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Capital
Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates serve as the advisor to Wells Real Estate Investment Trust II, Inc.; Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust, III, Inc.); and Wells Timberland REIT, Inc. (collectively, the "Wells REITs"), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for the Wells Public Partnerships and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.
Leo F. Wells, III
Mr. Wells, 68, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our general partner. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the Advisor; Wells Management; Wells Investment Securities, Inc. ("WIS"); Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

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
On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent ("AWC") with the National Association of Securities Dealers, Inc. ("NASD") relating to alleged rule violations. The AWC set forth the NASD's findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:
In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD's Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.
WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells' one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent certain affiliated issuers and perform nonprincipal activities on behalf of WIS.
Section 16(a), Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the officers and directors of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a).
Financial Oversight Committee
We do not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams as the Principal Financial Officer; Randall D. Fretz as the Senior Vice President of our corporate general partner; and Wendy Gill as Chief Accounting Officer. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."
Code of Ethics
We have adopted a code of ethics applicable to our corporate general partner's Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate general partner performing similar functions on our behalf, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
While we are managed by the General Partners and their affiliates, we do not pay any salaries or other compensation directly to the General Partners or to any of the General Partners' individual employees, officers, or directors. Further, we do not employ, and are not managed by, any of our own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the operation or management of the Partnership. Due to our current management structure and our lack of any employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership; tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership; or other information regarding compensation policies and practices of the Partnership has been included in this Annual Report on Form 10-K.
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	Set forth below is the security ownership of beneficial owners owning in excess of 5% of a class of outstanding units of the Partnership as of February 29, 2012.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Kenneth J. Woolcott, Trustee 6100 La Jolla Scenic, S La Jolla, CA 92037	322,580.645 Units(1)	9.29%

Limited Partnership Units	New Horizons, L.P. P.O. Box 6446 San Pedro, CA 90734	257,812.758 Units(2)	7.42%

Limited Partnership Units	Andrew Mark Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

Limited Partnership Units	Matthew Phillip Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

(1)	Kenneth J. Woolcott owns Cash Preferred Units through a trust.

(2)	New Horizons, L.P. owns Cash Preferred Units through a limited partnership.

(3)	Andrew Mark Urbanek and Matthew Phillip Urbanek own Tax Preferred Units through an irrevocable trust.

(b)	Set forth below is the security ownership of management as of February 29, 2012.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	69.940 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 69.940 Cash Preferred Units through Wells Capital.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sales Proceeds
The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2011.

Management and Leasing Fees
We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of our properties owned directly or through the Joint Venture, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture for the properties owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. We paid management and leasing fees for the properties we owned directly. Our share of management, leasing and asset management fees, and lease acquisition costs incurred from properties owned directly and through the Joint Venture that are payable to Wells Management is $34,749, $37,892, and $66,638 for the years ended December 31, 2011, 2010, and 2009, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Capital and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $97,091, $107,324, and $93,530 payable to Wells Capital and Wells Management for the years ended December 31, 2011, 2010, and 2009, respectively.
Real Estate Commissions
In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2011, 2010, or 2009.
Procedures Regarding Related-Party Transactions
Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited by the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to us.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Preapproval Policies and Procedures
The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee's approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee's members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006.  All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint venture in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2011 and 2010, are set forth in the table below.

	2011	2010
Audit Fees	$57,487	$56,451
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$57,487	$56,451
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

•
Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state, or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees –These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.
During the fiscal years ended December 31, 2011 and 2010, 100% of the services performed by Frazier & Deeter, LLC described above under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees," and "Other Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.    A list of the financial statements contained herein is set forth on page F-1 hereof.
2.    Schedule III – Real Estate Assets and Accumulated Depreciation
3.    The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b)     See (a) 3 above.
(c)    See (a) 2 above.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

March 15, 2012		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 15, 2012		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO
2011 FORM 10-K
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
*10.5
Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 000-49633)

*10.6	Purchase and Sale Agreement for the 150 Apollo Drive Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIV, L.P. for the quarter ended June 30, 2005, Commission File No. 000-50647)
*10.7
Purchase and Sale Agreement with K75 Phase III Limited Partnership for 3675 Kennesaw 75 Parkway (Exhibit to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2005, Commission File No. 000-50647)

*10.8
Second Amendment to Lease Agreement with Siemens Shared Services, LLC relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2009, Commission File No. 000-49633)

*10.9	Lease with Harris Corporation for the 150 Apollo Drive Building (Exhibit to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2009, Commission File No. 000-50647)
*10.10
Purchase and Sale Agreement for the sale of the 150 Apollo Drive Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIV, L.P. for the quarter ended June 30, 2011, Commission File No. 000-50647)

*10.11
Third Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2011, Commission File No. 000-49633)

10.12	Purchase and Sale Agreement for the sale of the 3675 Kennesaw Building
10.13	First Amendment to the Purchase and Sale Agreement for the sale of the 3675 Kennesaw Building
10.14	Settlement Agreement dated February 17, 2012 related to 3675 Kennesaw Building
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase.
**101.LAB	XBRL Taxonomy Extension Label Linkbase.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.

**	Furnished with this Form 10-K, but not filed under the Securities Exchange Act of 1934.

WELLS REAL ESTATE FUND XIV, L.P.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund XIV, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIV, L.P. (the "Partnership") as of December 31, 2011 and 2010, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIV, L.P. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2012

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets:
Real estate, at cost:
Land	$557,401	$2,470,930
Building and improvements, less accumulated depreciation of $350,345 and $1,377,504 as of December 31, 2011 and 2010, respectively	1,294,402	6,133,603
Intangible lease assets, less accumulated amortization of $243,244 and $202,132 as of December 31, 2011 and 2010, respectively	34,259	75,371
Total real estate assets	1,886,062	8,679,904

Investment in joint venture	4,225,161	4,430,074
Cash and cash equivalents	10,305,477	732,451
Tenant receivables, net of allowance for doubtful accounts of $531,498 and $0 as of December 31, 2011 and 2010, respectively	4,502	676,389
Due from joint venture	133,068	107,053
Other assets	80,736	76,757
Deferred leasing costs, less accumulated amortization of $2,057 and $118,214 as of December 31, 2011 and 2010, respectively	1,286	1,297,523
Intangible lease origination costs, less accumulated amortization of $185,960 and $154,530 as of December 31, 2011 and 2010, respectively	26,191	57,621
Total assets	$16,662,483	$16,057,772

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$47,097	$40,103
Accrued deferred leasing costs	—	449,286
Deferred income	11,481	21,495
Due to affiliates	6,890	9,895
Total liabilities	65,468	520,779

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 2,648,615 units issued and outstanding	15,771,638	15,536,993
Tax Preferred – 825,508 units issued and outstanding	824,632	—
General Partners	745	—
Total partners’ capital	16,597,015	15,536,993
Total liabilities and partners’ capital	$16,662,483	$16,057,772
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$284,811	$267,325	$267,604
Tenant reimbursements	160,219	109,148	105,211
Interest and other income	9,181	52	68
Total revenues	454,211	376,525	372,883
Expenses:
Property operating costs	81,749	75,035	88,327
Management and leasing fees:
Related-party	—	18,450	18,735
Depreciation	38,071	62,462	62,462
Amortization	67,855	66,827	66,312
Impairment loss	—	853,691	—
Bad debt expense	531,498	—	—
General and administrative	259,546	203,390	163,120
Total expenses	978,719	1,279,855	398,956
Equity in Income of Joint Venture	372,241	443,334	308,772
Net Income (Loss) from Continuing Operations	(152,267)	(459,996)	282,699
Discontinued Operations:
Operating income (loss)	226,724	(56,190)	(140,605)
Impairment loss	—	(2,460,341)	—
Gain on sale of real estate assets	985,565	—	—
Income (Loss) from Discontinued Operations	1,212,289	(2,516,531)	(140,605)
Net Income (Loss)	$1,060,022	$(2,976,527)	$142,094
Net Income (Loss) Allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$(3,972)	$(459,034)	$279,872
Income (loss) from discontinued operations	238,617	(2,515,430)	(139,199)
Net income (loss) allocated to Cash Preferred limited partners	$234,645	$(2,974,464)	$140,673
Tax Preferred limited partners:
Loss from continuing operations	$(146,773)	$—	$—
Income from discontinued operations	971,405	—	—
Net income allocated to Tax Preferred limited partners	$824,632	$—	$—
General partners:
Income (loss) from continuing operations	$(1,522)	$(962)	$2,827
Income (loss) from discontinued operations	2,267	(1,101)	(1,406)
Net income (loss) allocated to general partners	$745	$(2,063)	$1,421

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred:
Income (loss) from continuing operations	$0.00	$(0.17)	$0.10
Income (loss) from discontinued operations	0.09	(0.95)	(0.05)
Net income (loss) per Cash Preferred limited partner unit	$0.09	$(1.12)	$0.05
Tax Preferred:
Loss from continuing operations	$(0.18)	$0.00	$0.00
Income from discontinued operations	1.18	0.00	0.00
Net income per Tax Preferred limited partner unit	$1.00	$0.00	$0.00
Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	2,648,615	2,648,615	2,648,615
Tax Preferred	825,508	825,508	825,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010, AND 2009

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	2,648,615	$18,370,784	825,508	$—	$642	$18,371,426

Net income	—	140,673	—	—	1,421	142,094
BALANCE, December 31, 2009	2,648,615	18,511,457	825,508	—	2,063	18,513,520

Net loss	—	(2,974,464)	—	—	(2,063)	(2,976,527)
BALANCE, December 31, 2010	2,648,615	15,536,993	825,508	—	—	15,536,993

Net income	—	234,645	—	824,632	745	1,060,022
BALANCE, December 31, 2011	2,648,615	$15,771,638	825,508	$824,632	$745	$16,597,015
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$1,060,022	$(2,976,527)	$142,094
Operating distributions received from joint venture	551,139	558,330	577,096
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	(985,565)	—	—
Depreciation	183,023	313,951	236,946
Amortization	171,851	459,286	878,130
Impairment loss	—	3,314,032	—
Bad debt expense	531,498	—	—
Equity in income of joint venture	(372,241)	(443,334)	(308,772)
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(673,469)	(576,344)	88,231
(Increase) decrease in other assets	(3,979)	(70,162)	30,580
Increase (decrease) in accounts payable and accrued expenses	6,994	(14,579)	(27,072)
(Decrease) increase in deferred income	(10,014)	(47,405)	68,900
(Decrease) increase in due to affiliates	(3,005)	(7,047)	2,192
Net cash provided by operating activities	456,254	510,201	1,688,325

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	9,566,058	—	—
Investment in real estate assets	—	(1,347,856)	—
Payment of deferred leasing costs	(449,286)	(966,451)	—
Net cash provided by (used in) investing activities	9,116,772	(2,314,307)	—
Net Increase (Decrease) in Cash and Cash Equivalents	9,573,026	(1,804,106)	1,688,325

Cash and Cash Equivalents, beginning of year	732,451	2,536,557	848,232
Cash and Cash Equivalents, end of year	$10,305,477	$732,451	$2,536,557

Supplemental Disclosures of Noncash Investing Activities:
Accrued deferred leasing costs	$—	$449,286	$—

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010, AND 2009

1.	ORGANIZATION AND BUSINESS
Wells Real Estate Fund XIV, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital"), a Georgia corporation, serving as its general partners (collectively, the "General Partners"). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole director and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 2002, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; (f) authorize a merger or a consolidation of the Partnership; and (g) approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations. A majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of the class of the unit.
On May 14, 2003, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act. The offering was terminated on April 30, 2005, at which time the Partnership had sold approximately 2,531,031 Cash Preferred Units and 943,093 Tax Preferred Units, representing total limited partner capital contributions of $34,741,238.
During the periods presented, the Partnership owned the following properties directly:

1. 150 Apollo Drive(1) A three-story office building located in Chelmsford, Massachusetts
2. 3675 Kennesaw Building(2) A one-story distribution warehouse building located in Kennesaw, Georgia

(1)	This property was sold in July 2011.

(2)	This property was sold in February 2012.
During the periods presented, the Partnership owned interests in the following joint venture (the "Joint Venture") and property:

Joint Venture	Joint Venture Partners	Ownership %	Property
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates" or the "Joint Venture")	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	1. Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida
Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Partnership's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

Use of Estimates
Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Assets
Investment in Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income.
The real estate assets owned directly by the Partnership or through the Joint Venture are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

In the event that the Partnership or Joint Venture utilizes inappropriate useful lives or methods of depreciation or amortization, the Partnership's net income would be misstated.
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
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.
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
Projections of expected future cash flows require that the Partnership estimates future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Partnership or the Joint Venture and net income of the Partnership.
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

As of December 31, 2011 and 2010, the Partnership had the following gross intangible in-place lease assets:

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
Gross	$42,045	$235,458	$212,151
Accumulated Amortization	$(36,854)	$(206,390)	$(185,960)
Net	$5,191	$29,068	$26,191

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
Gross	$42,045	$235,458	$212,151
Accumulated Amortization	$(30,625)	$(171,507)	$(154,530)
Net	$11,420	$63,951	$57,621
During the years ended December 31, 2011, 2010, and 2009, the Partnership recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ended December 31:	Above-Market In-Place Lease Asset	Absorption Period Costs
2011	$6,229	$34,883	$31,430
2010	$6,229	$129,364	$205,479
2009	$6,228	$318,325	$553,577

The remaining net intangible asset balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Asset	Absorption Period Costs
2012	$5,191	$29,068	$26,191
Thereafter	—	—	—
	$5,191	$29,068	$26,191
Weighted-Average Amortization Period	1 year	1 year	1 year

Evaluating the Recoverability of Intangible Assets
The values of intangible lease assets are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets become impaired and the Partnership is required to expense the remaining asset immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, the Partnership reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term. The Partnership has determined that there have been no impairments in the carrying value of its intangible assets to date.
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
Cash and Cash Equivalents
The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and consist of investments in money market accounts.
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $531,498 and $0 have been recorded as of December 31, 2011 and 2010, respectively, in connection with the ongoing litigation at the 3675 Kennesaw Building (see Part I, Item 3, "Legal Proceedings" for additional information).
Other Assets
Other assets are primarily comprised of withholding taxes reimbursable from the limited partners and prepaid expenses. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.
Deferred Leasing Costs
Deferred leasing costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately seven years. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs are written off to lease termination expense.
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
Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the Partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Tax Preferred Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.
Revenue Recognition
The Partnership's leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Partnership for a pro rata share of operating costs incurred. All of the Partnership's leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index), is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Partnership has satisfied all obligations under the related lease or lease termination agreement.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Partnership's financial statements or disclosures.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership on December 15, 2011. The adoption of ASU 2011-04 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Due from Joint Venture
As of December 31, 2011 and 2010, due from joint venture represents the Partnership's share of operating cash flow to be distributed from the Joint Venture for the fourth quarter of 2011 and 2010, respectively.
Summary of Investment
The Partnership's investment and approximate ownership percentage in the Joint Venture as of December 31, 2011 and 2010 is summarized below:

	2011		2010
	Amount	Percentage	Amount	Percentage
Fund XIII-XIV Associates	$4,225,161	53%	$4,430,074	53%

Summary of Activity
Roll-forwards of the Partnership's investment in the Joint Venture for the years ended December 31, 2011 and 2010 are presented below:

	2011	2010
Investment in Joint Venture, beginning of year	$4,430,074	$4,499,955
Equity in income of Joint Venture	372,241	443,334
Distributions from Joint Venture	(577,154)	(513,215)
Investment in Joint Venture, end of year	$4,225,161	$4,430,074

Summary of Financial Information

Condensed financial information for the Joint Venture as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Fund XIII-XIV Associates	$8,457,308	$8,794,811	$439,924	$388,599	$8,017,384	$8,406,212

	Total Revenues			Net Income
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
Fund XIII-XIV Associates	$1,673,198	$1,642,475	$1,586,115	$706,339	$841,242	$585,906

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2.

4.	DISCONTINUED OPERATIONS
In accordance with GAAP, the Partnership has classified the results of operations related to the 150 Apollo Drive property, which was sold on July 21, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations for the years ending December 31, 2011, 2010, and 2009 are presented below:

	2011	2010	2009
Revenues:
Rental income	$461,526	$673,777	$886,590
Tenant reimbursements	107,920	168,668	443,702
Interest and other income	—	—	—
Total revenues	569,446	842,445	1,330,292

Expenses:
Property operating costs	99,755	243,164	409,623
Asset and property management fees:
Related-party	—	1,030	29,023
Other	16,069	24,275	36,073
Depreciation	144,952	251,489	174,484
Amortization	66,667	348,789	805,590
General and administrative expenses	15,279	29,888	16,104
Total expenses	342,722	898,635	1,470,897

Operating income (loss)	226,724	(56,190)	(140,605)
Impairment loss	—	(2,460,341)	—
Gain on disposition	985,565	—	—
Income (Loss) from Discontinued Operations	$1,212,289	$(2,516,531)	$(140,605)

5.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned directly or through the Joint Venture, equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture for the properties owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership's share of management, leasing, and asset management fees and lease acquisition costs incurred from properties owned directly and through the Joint Venture that are payable to Wells Management is $34,749, $37,892, and $66,638 for the years ended December 31, 2011, 2010, and 2009, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of

$97,091, $107,324, and $93,530 payable to Wells Capital and Wells Management for the years ended December 31, 2011, 2010, and 2009, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly, and generally invoice the Partnership for the reimbursement thereof on a quarterly basis.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates as of December 31, 2011 and 2010 was comprised of the following items:

	December 31,
	2011	2010
Administrative reimbursements due to Wells Capital and/or Wells Management	$6,890	$9,613
Management, leasing, and asset management fees due to Wells Management	—	282
	$6,890	$9,895

Conflicts of Interest

Wells Capital, one of our general partners, is also a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with serving as a general partner or advisor for other WREF-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.
Assertion of Legal Action Against Related-Parties
On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership's General Partners; Wells Management, the Partnership's property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.
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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.
On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff's motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court's order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.
On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff's motion for leave to amend on June 23, 2009.

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.
On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.

6.	ECONOMIC DEPENDENCY
The Partnership has engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of its properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" above). As of December 31, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due.
The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership's results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership's results of operations.

7.	RENTAL INCOME
Two tenants generated 52% and 48% of contractual rental income for the year ended December 31, 2011, and one tenant will generate 100% of the future contractual rental income. On February 23, 2012, the 3675 Kennesaw Building, which was the last property owned directly by the Partnership, was sold. As a result, the Partnership expects to receive no future contractual rental income subsequent to February 23, 2012.

8.	PER-UNIT AMOUNTS
Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying statements of operations, will vary from the per-unit amounts attributable to the individual limited partners due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Cash Preferred Units and Tax Preferred Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions and cumulative earnings allocations as a result of, among other things, the ability of limited partners to elect that their units be treated as Cash Preferred Units or Tax Preferred Units, or to change their prior elections, on a quarterly basis.
For the reasons mentioned above, distributions of net sale proceeds per unit also vary among individual limited partners. Distributions of net sale proceeds have been calculated at the investor level pursuant to the partnership agreement and allocated between the Cash Preferred and Tax Preferred limited partners in the period paid. Accordingly, distributions of net sale proceeds per unit, as presented in the accompanying financial statements, vary from the per-unit amounts attributable to the individual limited partners.

9.	INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL
A reconciliation of the Partnership's financial statement net income (loss) to net income (loss) presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Financial statement net income (loss)	$1,060,022	$(2,976,527)	$142,094
Adjustments in net income (loss) resulting from:
Depreciation expense for financial reporting purposes greater than (less than) amounts for income tax purposes	12,356	(91,807)	(144,873)
Amortization expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(710,829)	374,140	1,040,404
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	492,678	—	—
Rental income for financial reporting purposes (greater than) less than amounts for income tax purposes	(244,747)	(419,588)	78,926
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	(4,330,395)	—	—
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	—	3,314,032	—
Other	(37,426)	30,860	9,014
Income tax basis net income (loss)	$(3,758,341)	$231,110	$1,125,565

A reconciliation of the partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Financial statement partners' capital	$16,597,015	$15,536,993	$18,513,520
Increase (decrease) in partners' capital resulting from:
Accumulated depreciation expense for financial reporting purposes less than amounts for income tax purposes	(829,003)	(841,359)	(749,552)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	5,615,433	6,326,262	5,952,122
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	506,111	13,433	13,433
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,295,484	4,295,484	4,295,484
Capitalization of organization costs for income tax purposes, which are expensed for financial reporting purposes	47,171	47,171	47,171
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(775,621)	(530,874)	(111,286)
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(4,742,798)	(412,403)	(412,403)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	3,314,032	3,314,032	—
Other	(11,709)	25,717	(5,143)
Income tax basis partners' capital	$24,016,115	$27,774,456	$27,543,346

10.	QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010:

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$106,384	$115,089	$87,113	$145,625
Equity in income of joint venture	$88,372	$90,478	$94,943	$98,448
Income (loss) from discontinued operations	$101,283	$106,677	$1,004,829	$(500)
Net income	$59,543	$77,012	$921,731	$1,736
Net income (loss) allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$(41,323)	$(29,369)	$(4,829)	$71,549
Income (loss) from discontinued operations	100,270	105,611	33,231	(495)
Net income allocated to Cash Preferred limited partners	$58,947	$76,242	$28,402	$71,054
Tax Preferred limited partners:
Loss from continuing operations	$—	$—	$(77,437)	$(69,336)
Income from discontinued operations	—	—	971,405	—
Net income (loss) allocated to Tax Preferred limited partners	$—	$—	$893,968	$(69,336)
General partners:
Income (loss) from continuing operations	$(417)	$(297)	$(832)	$24
Income (loss) from discontinued operations	1,013	1,067	193	(6)
Net income (loss) allocated to general partners	$596	$770	$(639)	$18
Net income (loss) per weighted-average limited partner unit:
Cash Preferred:
Income (loss) from continuing operations	$(0.02)	$(0.01)	$—	$0.03
Income from discontinued operations	0.04	0.04	0.01	—
Net income per Cash Preferred limited partner unit	$0.02	$0.03	$0.01	$0.03
Tax Preferred:
Loss from continuing operations	$—	$—	$(0.09)	$(0.09)
Income from discontinued operations	—	—	1.18	—
Net income (loss) per Tax Preferred limited partner unit	$—	$—	$1.09	$(0.09)
Distributions of operating cash flow per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of operating cash flow per limited partner unit	$—	$—	$—	$—
Distributions of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of net sale proceeds per limited partner unit	$—	$—	$—	$—

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$94,647	$94,119	$95,672	$92,086
Equity in income of joint venture	$121,439	$119,682	$122,888	$79,325
Income (loss) from discontinued operations	$(258,091)	$(2,454,071)	$96,702	$98,929
Net income (loss)	$(158,610)	$(2,346,651)	$217,071	$(688,337)
Net income (loss) allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$98,486	$107,421	$119,165	$(784,106)
Income (loss) from discontinued operations	(255,510)	(2,453,595)	95,735	97,940
Net income (loss) allocated to Cash Preferred limited partners	$(157,024)	$(2,346,174)	$214,900	$(686,166)
Tax Preferred limited partners:
Income from continuing operations	$—	$—	$—	$—
Income from discontinued operations	—	—	—	—
Net income (loss) allocated to Tax Preferred limited partners	$—	$—	$—	$—
General partners:
Income (loss) from continuing operations	$995	$—	$1,204	$(3,161)
Income (loss) from discontinued operations	(2,581)	(477)	967	990
Net income (loss) allocated to general partners	$(1,586)	$(477)	$2,171	$(2,171)
Net income (loss) per weighted-average limited partner unit:
Cash Preferred:
Income (loss) from continuing operations	$0.04	$0.04	$0.04	$(0.30)
Income (loss) from discontinued operations	(0.10)	(0.93)	0.04	0.04
Net income (loss) per Cash Preferred limited partner unit	$(0.06)	$(0.89)	$0.08	$(0.26)
Tax Preferred:
Income from continuing operations	$—	$—	$—	$—
Income from discontinued operations	—	—	—	—
Net income (loss) per Tax Preferred limited partner unit	$—	$—	$—	$—
Distributions of operating cash flow per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of operating cash flow per limited partner unit	$—	$—	$—	$—
Distributions of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of net sale proceeds per limited partner unit	$—	$—	$—	$—

11.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2011, 2010, and 2009 are composed of the following items:

	2011	2010	2009
Salary reimbursements	$103,467	$121,084	$93,530
Legal fees	77,316	8,114	7,873
Independent accounting fees	59,342	58,084	43,768
Printing and notebooks	21,898	24,376	21,247
Postage and delivery expenses	5,320	7,922	7,687
Other professional fees	3,210	9,744	3,707
Computer costs	1,759	1,174	854
Bank service charges	1,513	882	—
Other general and administrative	794	1,380	272
Taxes and licensing fees	206	518	286
Total general and administrative costs	$274,825	$233,278	$179,224

12.	COMMITMENTS AND CONTINGENCIES
3675 Kennesaw Litigation
On December 29, 2010, World Electric Supply, Inc. ("World Electric Supply"), the sole tenant of the 3675 Kennesaw Building, filed suit in the Superior Court of Fulton County, Georgia, against the lessor entity, Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC, a Georgia limited liability company wholly owned by the Partnership. The lawsuit sought a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its lease termination option in 2010 and asked the Court to declare that the lease was effectively terminated as of November 30, 2010. The Partnership believes that World Electric Supply's claims are without merit because the tenant did not comply with notification requirements of the termination option under the lease. Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC filed an answer and asserted a counterclaim in the lawsuit to recover from World Electric Supply all rental payments, service charges, and attorneys' fees that accrue through the end of the lease term based upon the failure of World Electric Supply to properly exercise its termination option under the lease. On October 5, 2011, the court entered an order granting a summary judgment in favor of Wells Fund XIV-3675 Kennesaw 75 Parkway, LLC and against World Electric Supply in the amount of $802,211. World Electric Supply filed a notice of appeal on October 7, 2011. On February 17, 2012, the parties reached a settlement agreement for $525,000, which was contingent upon successful closing of the sale of the 3675 Kennesaw Building. Effective February 24, 2012, the settlement became final, the lease was terminated, and the litigation was dismissed with prejudice on March 1, 2012.
Net Sale Proceeds Distribution
In December 2011, the General Partners announced their intention to distribute net sale proceeds of approximately $7.0 million in May 2012 from the sales of the Randstad - Atlanta Building and 150 Apollo Drive to the limited partners of record as of March 31, 2012, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2011. Following such distribution, the General Partners intend to hold residual net sale proceeds in reserve in order to fund the Partnership's pro rata share of the anticipated re-leasing costs and capital improvements at its remaining property. The General Partners continually monitor the operating and capital needs of the Partnership. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

13.	SUBSEQUENT EVENTS
Settlement of Litigation and Disposition of the 3675 Kennesaw Building
On February 24, 2012, the Partnership sold the 3675 Kennesaw Building to an unrelated third party for a gross sales price of $2,400,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,261,000 and recognized a gain of approximately $362,000, which may be adjusted as additional information becomes available in subsequent periods. In the fourth quarter of 2010, the Partnership recognized an impairment loss of approximately $854,000 in order to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows. In addition, in connection with the disposition, the parties involved in the litigation at the 3675 Kennesaw Building reached a settlement agreement for $525,000. Effective February 24, 2012, the settlement became final, the lease was terminated, and the litigation was dismissed with prejudice on March 1, 2012 (see Part I, Item 3, "Legal Proceedings" for additional information).

WELLS REAL ESTATE FUND XIV, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2011

			Initial Cost				Gross Carrying Amount as of December 31, 2011
Description	Ownership	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(d)	Impairment Loss	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
3675 KENNESAW BUILDING(a)	100%	None	$535,000	$2,656,523	$141,819	$(853,691)	$557,401	$1,644,747	$277,503	$—	$2,479,651	$593,589	2004	1/31/2006
SIEMENS - ORLANDO BUILDING(b)	53%	None	1,950,000	8,734,436	(596,647)	—	2,031,250	7,672,411	384,128	—	10,087,789	2,155,255	2001	10/30/2003
Total - All Properties			$2,485,000	$11,390,959	$(454,828)	$(853,691)	$2,588,651	$9,317,158	$661,631	$—	$12,567,440	$2,748,844

(a)	The 3675 Kennesaw Building is a one-story distribution warehouse building located in Kennesaw, Georgia, owned entirely by the Partnership.

(b)	The Siemens - Orlando Building comprises two single-story office buildings located in Orlando, Florida, owned by Fund XIII-XIV Associates.

(c)
Buildings, land improvements, building improvements, tenant improvements, and intangible lease assets are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, the shorter of the economic life or corresponding lease terms and corresponding lease terms, respectively.

(d)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

WELLS REAL ESTATE FUND XIV, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AND AMORTIZATION

DECEMBER 31, 2011

	Cost		Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2008	$24,615,741		$4,265,118

2009 additions	—		953,270
2009 dispositions	(1,250,892)		(1,247,572)
BALANCE AT DECEMBER 31, 2009	23,364,849		3,970,816

2010 additions	1,580,660		742,436
2010 impairments	(3,314,032)	(1,2)	—
2010 dispositions	(1,393,593)		(1,393,593)
BALANCE AT DECEMBER 31, 2010	20,237,884		3,319,659

2011 additions	109,445		639,367
2011 dispositions	(7,779,889)		(1,210,182)
BALANCE AT DECEMBER 31, 2011	$12,567,440		$2,748,844

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the "Joint Venture") as of December 31, 2011 and 2010, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2012

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$2,031,250	$2,031,250
Building and improvements, less accumulated depreciation of $1,825,039 and $1,450,241 at December 31, 2011 and 2010, respectively	5,847,372	6,112,725
Intangible lease assets, less accumulated amortization of $330,216 and $289,782 at December 31, 2011 and 2010, respectively	53,912	94,346
Total real estate assets	7,932,534	8,238,321

Cash and cash equivalents	408,025	375,073
Tenant receivables	61,721	73,077
Intangible lease origination costs, less accumulated amortization of $182,233 and $159,919 at December 31, 2011 and 2010, respectively	29,752	52,066
Deferred leasing costs, less accumulated amortization of $40,762 and $69,935 at December 31, 2011 and 2010, respectively	14,652	42,748
Other assets	10,624	13,526
Total assets	$8,457,308	$8,794,811

Liabilities:
Accounts payable and accrued expenses	$33,290	$23,742
Due to affiliate	35,145	4,543
Deferred income	118,988	157,177
Partnership distributions payable	252,501	203,137
Total liabilities	439,924	388,599

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	3,792,223	3,976,138
Wells Real Estate Fund XIV, L.P.	4,225,161	4,430,074
Total partners' capital	8,017,384	8,406,212
Total liabilities and partners' capital	$8,457,308	$8,794,811

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$1,296,901	$1,286,027	$1,213,635
Tenant reimbursements	375,907	356,088	371,805
Interest and other income	390	360	675
Total revenues	1,673,198	1,642,475	1,586,115

Expenses:
Property operating costs	341,185	309,921	343,816
Management and leasing fees:
Related-party	65,937	34,936	35,827
Other	8,333	43,670	44,783
Depreciation	374,798	252,457	193,193
Amortization	107,945	105,446	317,840
General and administrative	68,661	54,803	64,750
Total expenses	966,859	801,233	1,000,209
Net Income	$706,339	$841,242	$585,906

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010, AND 2009

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners' Capital
Balance, December 31, 2008	$4,265,097	$4,752,020	$9,017,117

Net income	277,133	308,773	585,906
Partnership distributions	(503,371)	(560,838)	(1,064,209)
Balance, December 31, 2009	4,038,859	4,499,955	8,538,814

Net income	397,907	443,335	841,242
Partnership distributions	(460,628)	(513,216)	(973,844)
Balance, December 31, 2010	3,976,138	4,430,074	8,406,212

Net income	334,099	372,240	706,339
Partnership distributions	(518,014)	(577,153)	(1,095,167)
Balance, December 31, 2011	$3,792,223	$4,225,161	$8,017,384

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$706,339	$841,242	$585,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	374,798	252,457	193,193
Amortization	111,194	108,695	327,502
Changes in assets and liabilities:
Decrease in tenant receivables	11,356	4,254	46,241
Decrease (increase) in other assets	2,902	(1,621)	(1,489)
Increase (decrease) in accounts payable and accrued expenses	9,548	2,998	(47,152)
Increase (decrease) in due to affiliate	30,602	(570)	2,567
(Decrease) increase in deferred income	(38,189)	97,186	(67,302)
Net cash provided by operating activities	1,208,550	1,304,641	1,039,466

Cash Flows From Investing Activities:
Investment in real estate assets	(109,445)	(232,804)	(818)
Payment of deferred leasing costs	(20,350)	—	(78,257)
Net cash used in investing activities	(129,795)	(232,804)	(79,075)

Cash Flows From Financing Activities:
Operating distributions to joint venture partners in excess of accumulated earnings	(1,045,803)	(1,059,451)	(1,095,059)
Net Increase (Decrease) In Cash And Cash Equivalents	32,952	12,386	(134,668)

Cash And Cash Equivalents, beginning of year	375,073	362,687	497,355
Cash And Cash Equivalents, end of year	$408,025	$375,073	$362,687

Supplemental Disclosure Of Noncash Financing Activities:
Partnership distributions payable	$252,501	$203,137	$288,744

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010, AND 2009

1.	ORGANIZATION AND BUSINESS
On August 20, 2003, Wells Real Estate Fund XIII, L.P. ("Fund XIII") and Wells Real Estate Fund XIV, L.P. ("Fund XIV") entered into a Georgia general partnership to form Fund XIII and Fund XIV Associates (the "Joint Venture"). The general partners of Fund XIII and Fund XIV are Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital").
The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On October 30, 2003, the Joint Venture purchased two single-story office buildings containing approximately 82,000-square-feet, the Siemens - Orlando Building, located in Orlando, Florida. On December 19, 2003, the Joint Venture acquired the Randstad - Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia. On March 26, 2004, the Joint Venture purchased an approximately 120,000-square-foot, one story office and warehouse building, 7500 Setzler Parkway, located in Brooklyn Park, Minnesota. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.
On January 31, 2007, the Joint Venture sold 7500 Setzler Parkway to an unrelated third party for a gross sale price of $8,950,000. As a result of the sale, the Joint Venture recognized a gain of approximately $2,166,000 and received net sale proceeds of approximately $8,723,000.
On April 24, 2007, the Joint Venture sold the Randstad - Atlanta Building to an unrelated third party for a gross sale price of $9,250,000. As a result of the sale, the Joint Venture recognized a gain of approximately $2,938,000 and received net sale proceeds of approximately $8,993,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Joint Venture's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
Use of Estimates
The preparation of the Joint Venture's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Assets
Investment in Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements and intangible lease assets are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture's real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, management adjusts the real estate assets and related intangible assets to the respective estimated fair values, pursuant of the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets to date; however, the Joint Venture's remaining asset may be carried at an amount more than could be realized in a current disposition transaction.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.
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

F-7

•
The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

As of December 31, 2011 and 2010, the Joint Venture had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$30,864	$353,264	$211,985
Accumulated Amortization	(26,532)	(303,684)	(182,233)
Net	$4,332	$49,580	$29,752

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$30,864	$353,264	$211,985
Accumulated Amortization	$(23,284)	$(266,498)	$(159,919)
Net	$7,580	$86,766	$52,066

During the years ended December 31, 2011, 2010, and 2009, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$3,249	$37,185	$22,314
2010	$3,249	$37,186	$22,315
2009	$9,662	$188,916	$109,342

The remaining net unamortized balance for intangible assets and liability will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$3,249	$37,186	$22,314
2013	1,083	12,394	7,438
Thereafter	—	—	—
	$4,332	$49,580	$29,752
Average Amortization Period	1 year	1 year	1 year
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
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2011 or 2010.
Deferred Leasing Costs, net
Deferred leasing costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately one year. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.
Other Assets
Other assets as of December 31, 2011 and 2010 are comprised of the following items:

	2011	2010
Prepaid expenses	$4,060	$6,962
Utility deposits	6,564	6,564
Total	$10,624	$13,526
Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2011 or 2010.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively, for the years ended December 31, 2011 and 2010. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition
The Joint Venture's leases typically include renewal options, escalation provisions, and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture's leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Joint Venture's financial statements or disclosures.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Joint Venture on December 15, 2011. The adoption of ASU 2011-04 has not had a material impact on the Joint Venture's financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture's properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $65,937, $34,936, and $35,827 for the years ended December 31, 2011, 2010, and 2009, respectively.

Due to Affiliate
As presented in the accompanying balance sheets, due to affiliate as of December 31, 2011 and December 31, 2010 represents amounts due to Wells Management for the following items:

	2011	2010
Administrative reimbursements	$2,840	$178
Property management fees	32,305	4,365
	$35,145	$4,543

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2011 is as follows:

Year ended December 31:
2012	$537,806
2013	70,289
Thereafter	—
$608,095
Three tenants generated approximately 72%, 16%, and 12% of contractual rental income for the year ended December 31, 2011, and three tenants will generate approximately 48%, 27%, and 25% of future contractual rental income.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2011

		Initial Cost			Gross Carrying Amount s of December 31, 2011
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(b)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
SIEMENS - ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$(596,647)	$2,031,250	$7,672,411	$384,128	$—	$10,087,789	$2,155,255	2001	10/30/2003

(a)	The Siemens - Orlando Building consists of two single-story office buildings located in Orlando, Florida.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(c)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2011

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2008	$10,996,432	$2,302,932

Additions	—	391,771
Dispositions	(1,250,892)	(1,247,572)
BALANCE AT DECEMBER 31, 2009	9,745,540	1,447,131

Additions	232,804	292,892
BALANCE AT DECEMBER 31, 2010	9,978,344	1,740,023

Additions	109,445	415,232
BALANCE AT DECEMBER 31, 2011	$10,087,789	$2,155,255

