Form 10-Q
period 2012-03-31
WELLS REAL ESTATE FUND XIV LP
filed 2012-05-15
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-50647
___________________________
WELLS REAL ESTATE FUND XIV, L.P.
(Exact name of registrant as specified in its charter)
___________________________

Georgia	01-0748981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(770) 449-7800

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
Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIV, L.P. (the "Partnership," "we," "our," "us," or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIV, L.P.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets:
Real estate, at cost:
Land	$—	$557,401
Building and improvements, less accumulated depreciation of $0 and $350,345 as of March 31, 2012 and December 31, 2011, respectively	—	1,294,402
Intangible lease assets, less accumulated amortization of $0 and $243,244 as of March 31, 2012 and December 31, 2011, respectively	—	34,259
Total real estate assets	—	1,886,062

Investment in joint venture	4,218,391	4,225,161
Cash and cash equivalents	13,158,848	10,305,477
Tenant receivables, net of allowance for doubtful accounts of $0 and $531,498 as of March 31, 2012 and December 31, 2011, respectively	4,502	4,502
Due from joint venture	115,221	133,068
Other assets	79,546	80,736
Deferred leasing costs, less accumulated amortization of $0 and $2,057 as of March 31, 2012 and December 31, 2011, respectively	—	1,286
Intangible lease origination costs, less accumulated amortization of $0 and $185,960 as of March 31, 2012 and December 31, 2011, respectively	—	26,191
Total assets	$17,576,508	$16,662,483

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$32,612	$47,097
Deferred income	—	11,481
Due to affiliates	30,405	6,890
Total liabilities	63,017	65,468

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 2,648,615 units issued and outstanding	16,374,568	15,771,638
Tax Preferred – 825,508 units issued and outstanding	1,132,652	824,632
General Partners	6,271	745
Total partners' capital	17,513,491	16,597,015
Total liabilities and partners' capital	$17,576,508	$16,662,483
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Revenues:
Interest and other income	$5,020	$9
Total revenues	5,020	9
Expenses:
General and administrative	54,264	49,555
Total expenses	54,264	49,555
Equity in Income of Joint Venture	108,451	88,372
Income from Continuing Operations	59,207	38,826
Discontinued Operations:
Operating income	493,374	20,717
Gain on sale of real estate assets	363,895	—
Income from Discontinued Operations	857,269	20,717
Net Income	$916,476	$59,543
Net Income Allocated to:
Cash Preferred limited partners:
Income from continuing operations	$99,837	$38,437
Income from discontinued operations	503,093	20,510
Net income allocated to Cash Preferred limited partners	$602,930	$58,947
Tax Preferred limited partners:
Loss from continuing operations	$(41,222)	$—
Income from discontinued operations	349,242	—
Net income allocated to Tax Preferred limited partners	$308,020	$—
General partners:
Income from continuing operations	$592	$389
Income from discontinued operations	4,934	207
Net income allocated to general partners	$5,526	$596
Net Income per Weighted-Average Limited Partner Unit:
Cash Preferred:
Income from continuing operations	$0.04	$0.01
Income from discontinued operations	0.19	0.01
Net income per Cash Preferred limited partner unit	$0.23	$0.02
Tax Preferred:
Loss from continuing operations	$(0.05)	$0.00
Income from discontinued operations	0.42	0.00
Net income per Tax Preferred limited partner unit	$0.37	$0.00
Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	2,648,615	2,648,615
Tax Preferred	825,508	825,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	2,648,615	$15,536,993	825,508	$—	$—	$15,536,993

Net income	—	234,645	—	824,632	745	1,060,022
BALANCE, December 31, 2011	2,648,615	15,771,638	825,508	824,632	745	16,597,015

Net income	—	602,930	—	308,020	5,526	916,476
BALANCE, March 31, 2012	2,648,615	$16,374,568	825,508	$1,132,652	$6,271	$17,513,491
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$916,476	$59,543
Operating distributions received from joint venture	133,068	107,053
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	(363,895)	—
Depreciation	3,500	77,601
Amortization	11,300	62,658
Bad debt expense	49,320	116,720
Equity in income of joint venture	(108,451)	(88,372)
Changes in assets and liabilities:
Increase in tenant receivables	(49,320)	(278,272)
Decrease (increase) in other assets	1,190	(12,320)
(Decrease) increase in accounts payable, accrued expenses, and refundable security deposits	(14,485)	19,242
(Decrease) increase in deferred income	(11,481)	56,435
Increase (decrease) in due to affiliates	23,515	(1,259)
Net cash provided by operating activities	590,737	119,029

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	2,262,634	—
Payment of deferred leasing costs	—	(449,286)
Net cash provided by (used in) investing activities	2,262,634	(449,286)
Net Increase (Decrease) in Cash and Cash Equivalents	2,853,371	(330,257)

Cash and Cash Equivalents, beginning of period	10,305,477	732,451
Cash and Cash Equivalents, end of period	$13,158,848	$402,194

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (unaudited)

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
On May 14, 2003, the Partnership commenced a public offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act. The offering was terminated on April 30, 2005, at which time the Partnership had sold approximately 2,531,031 Cash Preferred Units and 943,093 Tax Preferred Units representing total limited partner capital contributions of $34,741,238.
During the periods presented, the Partnership owned the following properties directly:

1. 150 Apollo Drive(1) A three-story office building located in Chelmsford, Massachusetts
2. 3675 Kennesaw Building(2) A one-story distribution warehouse building located in Kennesaw, Georgia

(1)	This property was sold in July 2011.

(2)	This property was sold in February 2012.

During the periods presented, the Partnership owned interests in the following joint venture (the "Joint Venture") and property:

Joint Venture	Joint Venture Partners	Ownership %	Property
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates" or the "Joint Venture")	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Venture and foregoing properties, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership has determined that there have been no impairments in the carrying value of any of its real estate assets to date; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.
Projections of expected future cash flows require that the Partnership estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Partnership or the Joint Venture and net income of the Partnership.

Allocation of Purchase Price of Acquired Assets
As of March 31, 2012 and December 31, 2011, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
March 31, 2012	$—	$—	$—
December 31, 2011	$42,045	$235,458	$212,151
During the three months ended March 31, 2012 and 2011, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended March 31:
2012	$930	$5,213	$4,696
2011	$1,557	$8,721	$7,857

Tenant Receivables

Tenant receivables are comprised of prior year reimbursement billings due from the tenant at 150 Apollo Drive. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $531,498 have been recorded as of March 31, 2012 and December 31, 2011, respectively.

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
Allocations of Net Income, Net Loss, and Gain on Sale
For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, and the gain on sale of assets. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners holding Cash Preferred Units and the General Partners. To the extent the Partnership's net income in any year exceeds net cash from operations, such excess net income will be allocated 99% to the limited partners holding Cash Preferred Units and 1% to the General Partners.
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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership for the interim period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
The following information summarizes the operations of the Joint Venture for the three months ended March 31, 2012 and 2011, respectively:

	Total Revenues		Net Income
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Fund XIII-XIV Associates	$411,379	$418,249	$205,788	$167,690

Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of March 31, 2012 and December 31, 2011 represents operating cash flow generated by the Joint Venture for the three months ended March 31, 2012 and December 31, 2011, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees are paid by the Partnership for the properties owned directly. The Partnership's share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $32,578 and $4,177 for the three months ended March 31, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $26,691 and $25,223 payable to Wells Capital and Wells Management for the three months ended March 31, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates as of March 31, 2012 and December 31, 2011 was comprised of the following items:

	March 31, 2012	December 31, 2011
Management, leasing, and asset management fees due to Wells Management	$23,625	$—
Administrative reimbursements due to Wells Capital and/or Wells Management	6,780	6,890
	$30,405	$6,890
Assertion of Legal Action Against Related-Parties
On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), an entity affiliated with the Partnership's General Partners, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership's General Partners; Wells Management, the Partnership's property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.
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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On April 24, 2012, the plaintiff filed its response to the defendants' motion for summary judgment. On May 7, 2012, the defendants filed their reply in support of their motion for summary judgment. The defendants' motion for summary judgment is currently pending before the Court.
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
Operational Dependency
The Partnership has engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of its properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, the Partnership's operations are dependent upon Wells Capital and Wells Management.
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of March 31, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources.

5.	ECONOMIC DEPENDENCY
The Partnership is dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership's results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership's results of operations.

6.	DISCONTINUED OPERATIONS
In accordance with GAAP, the Partnership has classified the results of operations related to the 3675 Kennesaw Building, which was sold on February 24, 2012, and the 150 Apollo Drive property, which was sold on July 21, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental income	$46,043	$287,430
Tenant reimbursements	13,827	77,659
Bad debt recoveries	546,109	—
Total revenues	605,979	365,089
Expenses:
Property operating costs	5,051	64,085
Asset and property management fees:
Related-party	23,625	759
Other	—	6,300
Depreciation	3,500	77,601
Amortization	10,370	47,061
Bad debt expense	49,320	116,720
General and administrative expenses	20,739	31,846
Total expenses	112,605	344,372
Operating income	493,374	20,717
Gain on disposition	363,895	—
Income from Discontinued Operations	$857,269	$20,717

World Electric Supply vacated the 3675 Kennesaw Building in 2010, ceased paying rent effective in January 2011, and initiated litigation against the lessor entity, Wells Fund XIV – 3675 Kennesaw 75 Parkway, LLC. On February 17, 2012, the parties reached a settlement agreement for $525,000, which was contingent upon successful closing of the sale of the 3675 Kennesaw Building. Effective February 24, 2012, the settlement became final, the lease was terminated, and the litigation was dismissed with prejudice on March 1, 2012.

7.	COMMITMENTS AND CONTINGENCIES
From time to time, the Partnership and its General Partners are parties to legal proceedings which arise in the ordinary course of the Partnership's business. The Partnership is not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us.

8.	SUBSEQUENT EVENT
Distribution of Net Sale Proceeds

The sales of the Randstad – Atlanta Building and 150 Apollo Drive generated total net sale proceeds to the Partnership of approximately $14.3 million of which approximately $4.7 million has previously been distributed to the limited partners through March 31, 2012. The General Partners have determined to hold residual net sale proceeds in reserve to fund anticipated capital improvements and anticipated re-leasing costs at the Partnership's remaining property. Accordingly, in May 2012, net sale proceeds of approximately $7.0 million from the aforementioned property sales were distributed to the limited partners of record as of March 31, 2012, which under the terms of the partnership agreement does not include limited partners acquiring units after December 31, 2011.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all provided in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. Following the sale of the 3675 Kennesaw Building, we currently own a partial interest in one remaining property. On February 24, 2012, we sold the 3675 Kennesaw Building to an unrelated third party for a gross sales price of $2,400,000. As a result of the sale, we received net sale proceeds of approximately $2,263,000 and recognized a gain of approximately $364,000. In March 2012, Fund XIII-XIV Associates entered into the fourth amendment to the lease agreement with Siemens Real Estate ("Siemens") at the Siemens – Orlando Building, which reduced Siemens' square footage from 72% to 63% of the buildings and extended the lease term on the reduced square footage from February 29, 2012 to April 30, 2014. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in the best disposition pricing of our asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.

World Electric Supply, Inc. ("World Electric Supply") vacated the 3675 Kennesaw Building in 2010, ceased paying rent effective in January 2011, and initiated litigation against the lessor entity, Wells Fund XIV – 3675 Kennesaw 75 Parkway, LLC. On February 17, 2012, the parties reached a settlement agreement for $525,000, which was contingent upon successful closing of the sale of the 3675 Kennesaw Building. Effective February 24, 2012, the settlement became final, the lease was terminated, and the litigation was dismissed with prejudice on March 1, 2012.
The first quarter 2012 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of anticipated re-leasing costs at our remaining property.
In May 2012, our General Partners distributed to our limited partners net sale proceeds of approximately $7.0 million from the sales of the Randstad – Atlanta Building and 150 Apollo Drive. Our General Partners are reviewing the current needs of our portfolio, including anticipated re-leasing costs at our remaining property, to evaluate if an additional distribution from the remaining net sale proceeds would be appropriate as a result of the disposition of the 3675 Kennesaw Building.

Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating suitable buyers, and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of April 30, 2012, we owned an interest in one property.
Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The 150 Apollo Drive property was sold on July 21, 2011.

•	The 3675 Kennesaw Building was sold on February 24, 2012.

•	The Siemens – Orlando Building, located in Orlando, Florida, is currently 91% leased to three tenants. The major lease to Siemens extends through April 2014.
Liquidity and Capital Resources
Overview
Our operating strategy entails funding expenditures related to the recurring operations of our remaining property and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.
Short-Term Liquidity
During the three months ended March 31, 2012, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $591,000, primarily due to the litigation settlement reached with World Electric Supply and related recovery of bad debt at the 3675 Kennesaw Building. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2012 to fund our pro rata share of anticipated re-leasing costs at our remaining property. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for our remaining property owned by the Joint Venture. We anticipate that operating distributions from the Joint Venture may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens – Orlando Building.

During the three months ended March 31, 2012, we received net sale proceeds of approximately $2,263,000 from the sale of the 3675 Kennesaw Building.
We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $63,000, as of March 31, 2012.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from our remaining property owned by the Joint Venture, and net proceeds generated from the sale of that property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for our remaining property owned by the Joint Venture. We expect to continue to use substantially all future net cash from operations, including distributions received from the Joint Venture, to fund our pro rata share of leasing costs and capital expenditures necessary to position our remaining property for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
Capital Resources
The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners' original net offering proceeds available for investment. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are preleased to creditworthy tenants on an all-cash basis either directly by us or through the Joint Venture.
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
As of March 31, 2012, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2012	Undistributed Net Sale Proceeds as of March 31, 2012
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$—	—	$4,597,063	$—
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	—	—	4,692,937	46,163
150 Apollo Drive (sold in 2011)	$9,566,058	100.0%	9,566,058	—	—	—	9,566,058
3675 Kennesaw Building (sold in 2012)	$2,262,634	100.0%	2,262,634	—	—	—	2,262,634
Total			$21,164,855	$—		$9,290,000	$11,874,855
Our General Partners distributed net sale proceeds of approximately $7.0 million to limited partners in May 2012 from the sales of the Randstad – Atlanta Building and 150 Apollo Drive. Our General Partners are reviewing the current needs of our portfolio, including anticipated re-leasing costs at our remaining property, to evaluate if an additional distribution from the remaining net sale proceeds would be appropriate as a result of the disposition of the 3675 Kennesaw Building.

Results of Operations
Continuing Operations
General and administrative expenses increased from $49,555 for the three months ended March 31, 2011 to $54,264 for the three months ended March 31, 2012 primarily due to the classification accounting fees related to the 150 Apollo Drive property for the three months ended March 31, 2011 as discontinued operations and accounting fees related to the 150 Apollo Drive property for the three months ended March 31, 2012 as continuing operations. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Equity in income of Joint Venture increased from $88,372 for the three months ended March 31, 2011 to $108,451 for the three months ended March 31, 2012. This increase is primarily due to a decrease in depreciation expense in connection with the expiration of the initial Siemens lease at the Siemens – Orlando Building. Absent leasing activity at the Siemens – Orlando Building, we anticipate equity in income of Joint Venture to decline, as compared to the first quarter of 2012, as a result of the reduction in rental rate and square footage leased at the Siemens – Orlando Building in connection with the recent lease extension with Siemens.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 150 Apollo Drive property and the 3675 Kennesaw Building as discontinued operations for all periods presented. Income from discontinued operations increased from $20,717 for the three months ended March 31, 2011 to $857,269 for the three months ended March 31, 2012, primarily as a result of recognizing a nonrecurring gain on the sale of the 3675 Kennesaw Building and recognizing a recovery of bad debt in connection with the settlement of the litigation at the 3675 Kennesaw Building in February 2012.
Application of Critical Accounting Policies
Summary
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets and related intangible assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Partnership or the Joint Venture and our net income (loss).
Allocation of Purchase Price of Acquired Assets
Upon acquisition of real properties, either owned directly by the Partnership or through its investment in the Joint Venture, the Partnership allocated the purchase price of properties to the identifiable tangible assets, which consist of land and buildings, and identifiable intangible assets and liabilities, which consist of the following items:

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

As of March 31, 2012 and December 31, 2011, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
March 31, 2012	$—	$—	$—
December 31, 2011	$42,045	$235,458	$212,151
During the three months ended March 31, 2012 and 2011, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended March 31:
2012	$930	$5,213	$4,696
2011	$1,557	$8,721	$7,857

Related-Party Transactions
We have entered into agreements with Wells Capital and Wells Management, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; and administrative services relating to accounting, property management, and other partnership administration, and we incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.
Subsequent Event
Distribution of Net Sale Proceeds

The sales of the Randstad – Atlanta Building and 150 Apollo Drive generated total net sale proceeds to the Partnership of approximately $14.3 million of which approximately $4.7 million has previously been distributed to the limited partners through March 31, 2012. The General Partners have determined to hold residual net sale proceeds in reserve to fund anticipated capital improvements and anticipated re-leasing costs with our remaining property. Accordingly, in May 2012, net sale proceeds of approximately $7.0 million from the aforementioned property sales were distributed to the limited partners of record as of March 31, 2012, which under the terms of the partnership agreement does not include limited partners acquiring units after December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since we do not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES
Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On December 29, 2010, World Electric Supply, the sole tenant of the 3675 Kennesaw Building, filed suit in the Superior Court of Fulton County, Georgia, against the lessor entity, Wells Fund XIV – 3675 Kennesaw 75 Parkway, LLC, a Georgia limited liability company wholly owned by the Partnership. The lawsuit sought a judicial declaration regarding the effectiveness of World Electric Supply's attempt to exercise its lease termination option in 2010 and asked the Court to declare that the lease was effectively terminated as of November 30, 2010. The Partnership believes that World Electric Supply's claims are without merit because the tenant did not comply with notification requirements of the termination option under the lease. Wells Fund XIV – 3675 Kennesaw 75 Parkway, LLC filed an answer and asserted a counterclaim in the lawsuit to recover from World Electric Supply all rental payments, service charges, and attorneys' fees that accrue through the end of the lease term based upon the failure of World Electric Supply to properly exercise its termination option under the lease. On October 5, 2011, the court entered an order granting a summary judgment in favor of Wells Fund XIV – 3675 Kennesaw 75 Parkway, LLC and against World Electric Supply in the amount of $802,211. World Electric Supply filed a notice of appeal on October 7, 2011. On February 17, 2012, the parties reached a settlement agreement for $525,000, which was contingent upon successful closing of the sale of the 3675 Kennesaw Building. Effective February 24, 2012, the settlement became final, the lease was terminated, and the litigation was dismissed with prejudice on March 1, 2012.
We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

May 15, 2012		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO FIRST QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIV, L.P.

Exhibit Number		Description of Document

10.1	*
Purchase and Sale Agreement for the Sale of the 3675 Kennesaw Building (Exhibit 10.12 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-50647)

10.2	*
First Amendment to the Purchase and Sale Agreement for the Sale of the 3675 Kennesaw Building (Exhibit 10.13 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-50647)

10.3	*
Settlement Agreement dated February 17, 2012 related to 3675 Kennesaw Building (Exhibit 10.14 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-50647)

10.4	*
Fourth Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2012, Commission File No. 000-49633)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference

**	Furnished with this Form 10-Q, but not filed under the Exchange Act