Form 10-Q
period 2012-06-30
WELLS REAL ESTATE FUND XIV LP
filed 2012-08-10
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
Assets:
Real estate, at cost:
Land	$—	$557,401
Building and improvements, less accumulated depreciation of $0 and $350,345 as of June 30, 2012 and December 31, 2011, respectively	—	1,294,402
Intangible lease assets, less accumulated amortization of $0 and $243,244 as of June 30, 2012 and December 31, 2011, respectively	—	34,259
Total real estate assets	—	1,886,062

Investment in joint venture	4,202,900	4,225,161
Cash and cash equivalents	6,263,300	10,305,477
Tenant receivables, net of allowance for doubtful accounts of $0 and $531,498 as of June 30, 2012 and December 31, 2011, respectively	4,502	4,502
Due from joint venture	110,046	133,068
Other assets	8,594	80,736
Deferred leasing costs, less accumulated amortization of $0 and $2,057 as of June 30, 2012 and December 31, 2011, respectively	—	1,286
Intangible lease origination costs, less accumulated amortization of $0 and $185,960 as of June 30, 2012 and December 31, 2011, respectively	—	26,191
Total assets	$10,589,342	$16,662,483

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$15,434	$47,097
Deferred income	—	11,481
Due to affiliates	5,576	6,890
Total liabilities	21,010	65,468

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 2,648,615 units issued and outstanding	10,561,513	15,771,638
Tax Preferred – 825,508 units issued and outstanding	—	824,632
General Partners	6,819	745
Total partners' capital	10,568,332	16,597,015
Total liabilities and partners' capital	$10,589,342	$16,662,483
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Interest and other income	$3,363	$6	$8,383	$15
Total revenues	3,363	6	8,383	15
Expenses:
General and administrative	39,289	32,032	93,553	81,587
Total expenses	39,289	32,032	93,553	81,587
Equity in Income of Joint Venture	94,556	90,478	203,007	178,850
Income from Continuing Operations	58,630	58,452	117,837	97,278
Discontinued Operations:
Operating income (loss)	(3,789)	18,560	489,585	39,277
Gain on sale of real estate assets	—	—	363,895	—
Income (loss) from Discontinued Operations	(3,789)	18,560	853,480	39,277
Net Income	$54,841	$77,012	$971,317	$136,555
Net Income (Loss) Allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$(456,855)	$57,868	$(357,018)	$96,305
Income (loss) from discontinued operations	(1,236)	18,374	501,857	38,884
Net income (loss) allocated to Cash Preferred limited partners	$(458,091)	$76,242	$144,839	$135,189
Tax Preferred limited partners:
Income from continuing operations	$514,899	$—	$473,677	$—
Income (loss) from discontinued operations	(2,515)	—	346,727	—
Net income allocated to Tax Preferred limited partners	$512,384	$—	$820,404	$—
General partners:
Income from continuing operations	$586	$584	$1,178	$973
Income (loss) from discontinued operations	(38)	186	4,896	393
Net income allocated to general partners	$548	$770	$6,074	$1,366
Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred:
Income (loss) from continuing operations	$(0.17)	$0.02	$(0.13)	$0.04
Income from discontinued operations	0.00	0.01	0.19	0.01
Net income (loss) per Cash Preferred limited partner unit	$(0.17)	$0.03	$0.06	$0.05
Tax Preferred:
Income from continuing operations	$0.62	$0.00	$0.57	$0.00
Income (loss) from discontinued operations	0.00	0.00	0.42	0.00
Net income per Tax Preferred limited partner unit	$0.62	$0.00	$0.99	$0.00
Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	2,648,615	2,648,615	2,648,615	2,648,615
Tax Preferred	825,508	825,508	825,508	825,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	2,648,615	$15,536,993	825,508	$—	$—	$15,536,993

Net income	—	234,645	—	824,632	745	1,060,022
BALANCE, December 31, 2011	2,648,615	15,771,638	825,508	824,632	745	16,597,015

Net income	—	144,839	—	820,404	6,074	971,317
Distributions of net sale proceeds ($2.02 and $1.99 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(5,354,964)	—	(1,645,036)	—	(7,000,000)
BALANCE, June 30, 2012	2,648,615	$10,561,513	825,508	$—	$6,819	$10,568,332
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$971,317	$136,555
Operating distributions received from joint venture	248,290	270,510
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	(363,895)	—
Depreciation	3,500	155,202
Amortization	11,300	125,316
Bad debt expense	49,320	259,120
Equity in income of joint venture	(203,007)	(178,850)
Changes in assets and liabilities:
Increase in tenant receivables	(49,320)	(437,768)
Decrease (increase) in other assets	72,142	(9,698)
(Decrease) increase in accounts payable, accrued expenses, and refundable security deposits	(31,663)	18,572
(Decrease) increase in deferred income	(11,481)	63,288
Decrease in due to affiliates	(1,314)	(1,921)
Net cash provided by operating activities	695,189	400,326

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	2,262,634	—
Payment of deferred leasing costs	—	(449,286)
Net cash provided by (used in) investing activities	2,262,634	(449,286)

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	(7,000,000)	—
Net Decrease in Cash and Cash Equivalents	(4,042,177)	(48,960)

Cash and Cash Equivalents, beginning of period	10,305,477	732,451
Cash and Cash Equivalents, end of period	$6,263,300	$683,491

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 (unaudited)

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
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets, in which the Partnership has an ownership interest, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership has determined that there have been no impairments in the carrying value of any of its real estate assets to date; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Projections of expected future cash flows require that the Partnership estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Joint Venture and net income of the Partnership.

Intangible Assets Arising from In-Place Leases where the Partnership is the Lessor
As of June 30, 2012 and December 31, 2011, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
June 30, 2012	$—	$—	$—
December 31, 2011	$42,045	$235,458	$212,151
During the three months ended June 30, 2012 and 2011, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended June 30:
2012	$—	$—	$—
2011	$1,557	$8,720	$7,858

During the six months ended June 30, 2012 and 2011, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the six months ended June 30:
2012	$930	$5,213	$4,696
2011	$3,114	$17,441	$15,715

Tenant Receivables

Tenant receivables are comprised of prior year reimbursement billings due from the tenant at 150 Apollo Drive. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $531,498 have been recorded as of June 30, 2012 and December 31, 2011, respectively.

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
Summary of Financial Information
The following information summarizes the operations of the Joint Venture for the three months and six months ended June 30, 2012 and 2011, respectively:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund XIII-XIV Associates	$374,983	$419,280	$179,424	$171,685	$786,362	$837,529	$385,213	$339,375
Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of June 30, 2012 and December 31, 2011 represents operating cash flow generated by the Joint Venture for the three months ended June 30, 2012 and December 31, 2011, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees were paid by the Partnership for the properties owned directly. The Partnership's share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $10,270 and $500 for the three months ended June 30, 2012 and 2011, respectively, and $42,848 and $4,677 for the six months ended June 30, 2012 and 2011, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $19,799 and $24,011 payable to Wells Capital and Wells Management for the three months ended June 30, 2012 and 2011, respectively, and $46,491 and $49,834 for the six months ended June 30, 2012 and 2011, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates as of June 30, 2012 and December 31, 2011 was comprised of administrative reimbursements due to Wells Capital and/or Wells Management.

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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of June 30, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

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
In accordance with GAAP, the Partnership has classified the results of operations related to the 3675 Kennesaw Building, which was sold on February 24, 2012, and the 150 Apollo Drive property, which was sold on July 21, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$—	$301,453	$46,043	$588,883
Tenant reimbursements	—	73,133	13,827	150,792
Bad debt recoveries	—	—	546,109	—
Total revenues	—	374,586	605,979	739,675
Expenses:
Property operating costs	—	60,701	5,051	124,786
Asset and property management fees:
Related-party	—	—	23,625	—
Other	—	5,611	—	12,670
Depreciation	—	77,601	3,500	155,202
Amortization	—	47,061	10,370	94,122
Bad debt expense	—	142,400	49,320	259,120
General and administrative expenses	3,789	22,652	24,528	54,498
Total expenses	3,789	356,026	116,394	700,398
Operating income (loss)	(3,789)	18,560	489,585	39,277
Gain on disposition	—	—	363,895	—
Income (Loss) from Discontinued Operations	$(3,789)	$18,560	$853,480	$39,277
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
Tenant Allowance Obligation
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2012, Fund XIII-XIV Associates executed a lease amendment with Etour and Travel, Inc. ("Etour") at the Siemens - Orlando Building. As a result, Etour has the right to request the reimbursement of tenant improvements of up to approximately $254,000, which would be required to be funded by Fund XIII-XIV Associates, of which approximately $18,000 has been incurred as of June 30, 2012.
Net Sale Proceeds Distribution
In June 2012, the General Partners announced their intention to distribute net sale proceeds of approximately $4.5 million in November 2012 from the sales of 150 Apollo Drive and the 3675 Kennesaw Building to the limited partners of record as of September 30, 2012, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2012. Following such distribution, the General Partners intend to hold residual net sale proceeds in reserve in order to fund the Partnership's pro rata share of the anticipated re-leasing costs and capital improvements at its remaining property. The General Partners continually monitor the operating and capital needs of the Partnership. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We currently own a partial interest in one remaining property, following the sale of the 3675 Kennesaw Building on February 24, 2012. As a result of the sale, we received net sale proceeds of approximately $2,263,000 and recognized a gain of approximately $364,000. In May 2012, our General Partners distributed net sale proceeds to our limited partners of $7.0 million from the sales of the Randstad – Atlanta Building and 150 Apollo Drive. In May 2012, Fund XIII-XIV Associates entered into an amendment with Etour at the Siemens-Orlando Building, which expanded Etour's square footage from 12% to 21% of the building's square footage and extended the lease term on the expanded square footage from November 30, 2012 to December 31, 2017. While our focus at this time involves marketing efforts at our remaining property that we believe will ultimately result in the best disposition pricing of our asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
The second quarter 2012 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of anticipated re-leasing costs at our remaining property. Our General Partners have announced their intention to distribute net sale proceeds of approximately $4.5 million in November 2012 from the sales of 150 Apollo Drive and the 3675 Kennesaw Building. However, our General Partners continually monitor our operating and capital needs. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate our reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.
Property Summary
During the positioning-for-sale phase, we continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating suitable buyers, and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of July 31, 2012, we owned an interest in one property.
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
Liquidity and Capital Resources
Overview
Our operating strategy entails funding expenditures related to the recurring operations of our remaining property and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in our remaining market could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.
Short-Term Liquidity
During the six months ended June 30, 2012, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $695,000, primarily due to the litigation settlement reached with World Electric Supply and related recovery of bad debt at the 3675 Kennesaw Building. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2012 to fund our pro rata share of anticipated re-leasing costs at our remaining property in connection with the recent lease amendment with Etour at the Siemens – Orlando Building. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for our remaining property owned by the Joint Venture. We anticipate that operating distributions from Fund XIII-XIV Associates may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens – Orlando Building.
During the six months ended June 30, 2012, we received net sale proceeds of approximately $2,263,000 from the sale of the 3675 Kennesaw Building. In addition, we distributed net sale proceeds to our limited partners of approximately $7.0 million from the prior sales of the Randstad – Atlanta Building and 150 Apollo Drive.
We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $21,000, as of June 30, 2012.
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
As of June 30, 2012, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2012	Undistributed Net Sale Proceeds as of June 30, 2012
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$—	—	$4,597,063	$—
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	—	—	4,739,100	—
150 Apollo Drive (sold in 2011)	$9,566,058	100.0%	9,566,058	—	—	6,953,837	2,612,221
3675 Kennesaw Building (sold in 2012)	$2,262,634	100.0%	2,262,634	—	—	—	2,262,634
Total			$21,164,855	$—		$16,290,000	$4,874,855

Our General Partners anticipate distributing net sale proceeds of approximately $4.5 million in November 2012 from the sales of 150 Apollo Drive and the 3675 Kennesaw Building, as further discussed in the Commitments and Contingencies section.

Results of Operations
Comparison of the three months ended June 30, 2011 versus the three months ended June 30, 2012
Continuing Operations
General and administrative expenses increased from $32,032 for the three months ended June 30, 2011 to $39,289 for the three months ended June 30, 2012, primarily due to an increase in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Equity in income of Joint Venture increased from $90,478 for the three months ended June 30, 2011 to $94,556 for the three months ended June 30, 2012. This increase is primarily due to (i) a decrease in depreciation expense in connection with the expiration of the initial Siemens lease at the Siemens – Orlando Building, partially offset by (ii) the reduction in rental rate at the Siemens - Orlando Building in connection with the execution of the lease extension with Siemens in the first quarter of 2012. We expect equity in income of Joint Venture to remain at a similar level in the near term, as compared to the second quarter of 2012.

Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 150 Apollo Drive property and the 3675 Kennesaw Building as discontinued operations for all periods presented. Income (loss) from discontinued operations decreased from $18,560 for the three months ended June 30, 2011 to $(3,789) for the three months ended June 30, 2012 as a result of the reduction in operating income due to the sales of 150 Apollo Drive in July 2011 and the 3675 Kennesaw Building in February 2012.
Comparison of the six months ended June 30, 2011 versus the six months ended June 30, 2012
Continuing Operations
General and administrative expenses increased from $81,587 for the six months ended June 30, 2011 to $93,553 for the six months ended June 30, 2012, primarily due to (i) the classification accounting fees related to the 150 Apollo Drive property for the six months ended June 30, 2011 as discontinued operations and accounting fees related to the 150 Apollo Drive property for the six months ended June 30, 2012 as continuing operations and (ii) an increase in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Equity in income of Joint Venture increased from $178,850 for the six months ended June 30, 2011 to $203,007 for the six months ended June 30, 2012. This increase is primarily due to (i) a decrease in depreciation expense in connection with the expiration of the initial Siemens lease at the Siemens – Orlando Building, partially offset by (ii) the reduction in rental rate at the Siemens - Orlando Building in connection with the execution of the lease extension with Siemens in the first quarter of 2012. We expect equity in income of Joint Venture to remain at a similar level in the near term, as compared to the six months ended June 30, 2012.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 150 Apollo Drive property and the 3675 Kennesaw Building as discontinued operations for all periods presented. Income from discontinued operations increased from $39,277 for the six months ended June 30, 2011 to $853,480 for the six months ended June 30, 2012, primarily as a result of recognizing (i) a nonrecurring gain on the sale of the 3675 Kennesaw Building and (ii) a recovery of bad debt in connection with the settlement of the litigation at the 3675 Kennesaw Building in February 2012.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets and related intangible assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Joint Venture and our net income (loss).
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

As of June 30, 2012 and December 31, 2011, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
June 30, 2012	$—	$—	$—
December 31, 2011	$42,045	$235,458	$212,151

During the three months ended June 30, 2012 and 2011, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended June 30:
2012	$—	$—	$—
2011	$1,557	$8,720	$7,858
During the six months ended June 30, 2012 and 2011, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the six months ended June 30:
2012	$930	$5,213	$4,696
2011	$3,114	$17,441	$15,715
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
Commitment and Contingencies
Tenant Allowance Obligation

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2012, Fund XIII-XIV Associates executed a lease amendment with Etour and Travel, Inc. ("Etour") at the Siemens - Orlando Building. As a result, Etour has the right to request the reimbursement of tenant improvements of up to approximately $254,000, which would be required to be funded by Fund XIII-XIV Associates, of which approximately $18,000 has been incurred as of June 30, 2012.
Net Sale Proceeds Distribution
In June 2012, our General Partners announced their intention to distribute net sale proceeds of approximately $4.5 million in November 2012 from the sales of 150 Apollo Drive and the 3675 Kennesaw Building to the limited partners of record as of September 30, 2012, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2012. Following such distribution, we intend to hold residual net sale proceeds in reserve in order to fund our pro rata share of the anticipated re-leasing costs and capital improvements at our remaining property. However, our General Partners continually monitor our operating and capital needs. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate our reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

August 10, 2012		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIV, L.P.

Exhibit Number		Description of Document

10.1	*
Second Amendment to Lease Agreement with Etour and Travel, Inc. relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2012, Commission File No. 000-49633)

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