Form 10-Q
period 2012-09-30
WELLS REAL ESTATE FUND XIV LP
filed 2012-11-09
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets:
Real estate, at cost:
Land	$—	$557,401
Building and improvements, less accumulated depreciation of $0 and $350,345 as of September 30, 2012 and December 31, 2011, respectively	—	1,294,402
Intangible lease assets, less accumulated amortization of $0 and $243,244 as of September 30, 2012 and December 31, 2011, respectively	—	34,259
Total real estate assets	—	1,886,062

Investment in joint venture	4,253,331	4,225,161
Cash and cash equivalents	6,343,130	10,305,477
Tenant receivables, net of allowance for doubtful accounts of $0 and $531,498 as of September 30, 2012 and December 31, 2011, respectively	4,502	4,502
Due from joint venture	34,379	133,068
Other assets	4,092	80,736
Deferred leasing costs, less accumulated amortization of $0 and $2,057 as of September 30, 2012 and December 31, 2011, respectively	—	1,286
Intangible lease origination costs, less accumulated amortization of $0 and $185,960 as of September 30, 2012 and December 31, 2011, respectively	—	26,191
Total assets	$10,639,434	$16,662,483

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$12,883	$47,097
Deferred income	—	11,481
Due to affiliates	7,037	6,890
Total liabilities	19,920	65,468

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 2,673,615 units and 2,648,615 units issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	10,612,183	15,771,638
Tax Preferred – 800,508 units and 825,508 units issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	824,632
General Partners	7,331	745
Total partners' capital	10,619,514	16,597,015
Total liabilities and partners' capital	$10,639,434	$16,662,483
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Interest and other income	$2,427	$4,370	$10,810	$4,385
Total revenues	2,427	4,370	10,810	4,385
Expenses:
General and administrative	36,239	29,337	129,792	110,925
Total expenses	36,239	29,337	129,792	110,925
Equity in Income of Joint Venture	84,809	94,943	287,816	273,794
Income from Continuing Operations	50,997	69,976	168,834	167,254
Discontinued Operations:
Operating income (loss)	185	(133,810)	489,770	(94,533)
Gain on sale of real estate assets	—	985,565	363,895	985,565
Income from Discontinued Operations	185	851,755	853,665	891,032
Net Income	$51,182	$921,731	$1,022,499	$1,058,286
Net Income (Loss) Allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$50,487	$124,991	$(306,531)	$221,296
Income (loss) from discontinued operations	183	(96,588)	502,040	(57,704)
Net income allocated to Cash Preferred limited partners	$50,670	$28,403	$195,509	$163,592
Tax Preferred limited partners:
Income (loss) from continuing operations	$—	$(55,714)	$473,677	$(55,714)
Income from discontinued operations	—	949,681	346,727	949,681
Net income allocated to Tax Preferred limited partners	$—	$893,967	$820,404	$893,967
General partners:
Income from continuing operations	$510	$699	$1,688	$1,672
Income (loss) from discontinued operations	2	(1,338)	4,898	(945)
Net income (loss) allocated to general partners	$512	$(639)	$6,586	$727
Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred:
Income (loss) from continuing operations	$0.02	$0.05	$(0.12)	$0.08
Income (loss) from discontinued operations	0.00	(0.04)	0.19	(0.02)
Net income per Cash Preferred limited partner unit	$0.02	$0.01	$0.07	$0.06
Tax Preferred:
Income (loss) from continuing operations	$—	$(0.07)	$0.58	$(0.07)
Income from discontinued operations	—	1.15	0.42	1.15
Net income per Tax Preferred limited partner unit	$—	$1.08	$1.00	$1.08
Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	2,673,615	2,648,615	2,656,948	2,648,615
Tax Preferred	800,508	825,508	817,175	825,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	2,648,615	$15,536,993	825,508	$—	$—	$15,536,993

Net income	—	234,645	—	824,632	745	1,060,022
BALANCE, December 31, 2011	2,648,615	15,771,638	825,508	824,632	745	16,597,015

Tax Preferred conversion elections	25,000	—	(25,000)	—		—
Net income	—	195,509	—	820,404	6,586	1,022,499
Distributions of net sale proceeds ($2.02 and $1.99 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(5,354,964)	—	(1,645,036)	—	(7,000,000)
BALANCE, September 30, 2012	2,673,615	$10,612,183	800,508	$—	$7,331	$10,619,514
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,022,499	$1,058,286
Operating distributions received from joint venture	358,335	379,602
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	(363,895)	(985,565)
Depreciation	3,500	173,505
Amortization	11,300	153,329
Bad debt expense	49,320	379,563
Equity in income of joint venture	(287,816)	(273,794)
Changes in assets and liabilities:
Increase in tenant receivables	(49,320)	(521,534)
Decrease (increase) in other assets	76,644	(7,177)
(Decrease) increase in accounts payable, accrued expenses, and refundable security deposits	(34,214)	69,054
Decrease in deferred income	(11,481)	(19,561)
Increase (decrease) in due to affiliates	147	(1,523)
Net cash provided by operating activities	775,019	404,185

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	2,262,634	9,566,058
Payment of deferred leasing costs	—	(449,286)
Net cash provided by investing activities	2,262,634	9,116,772

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	(7,000,000)	—
Net (Decrease) Increase in Cash and Cash Equivalents	(3,962,347)	9,520,957

Cash and Cash Equivalents, beginning of period	10,305,477	732,451
Cash and Cash Equivalents, end of period	$6,343,130	$10,253,408

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (unaudited)

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

Intangible Assets Arising from In-Place Leases where the Partnership is the Lessor
As of September 30, 2012 and December 31, 2011, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
September 30, 2012	$—	$—	$—
December 31, 2011	$42,045	$235,458	$212,151
During the three months ended September 30, 2012 and 2011, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended September 30:
2012	$—	$—	$—
2011	$1,557	$8,721	$7,857

During the nine months ended September 30, 2012 and 2011, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the nine months ended September 30:
2012	$930	$5,213	$4,696
2011	$4,671	$26,162	$23,572

Tenant Receivables

Tenant receivables are comprised of prior year reimbursement billings due from the tenant at 150 Apollo Drive. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $531,498 have been recorded as of September 30, 2012 and December 31, 2011, respectively.

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
Summary of Financial Information
The following information summarizes the operations of the Joint Venture for the three months and nine months ended September 30, 2012 and 2011, respectively:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund XIII-XIV Associates	$374,373	$418,289	$160,927	$180,157	$1,160,735	$1,255,818	$546,140	$519,533
Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of September 30, 2012 and December 31, 2011 represents operating cash flow generated by the Joint Venture for the three months ended September 30, 2012 and December 31, 2011, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees were paid by the Partnership for the properties owned directly. The Partnership's share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $7,127 and $4,463 for the three months ended September 30, 2012 and 2011, respectively, and $49,974 and $12,529 for the nine months ended September 30, 2012 and 2011, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations. The Partnership incurred an increase in management fees for the nine months ended September 30, 2012 due to receiving cash in the first quarter of 2012 in connection with the settlement of the litigation with World Electric Supply at the 3675 Kennesaw Building.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $23,388 and $23,706 payable to Wells Capital and Wells Management for the three months ended September 30, 2012 and 2011, respectively, and $69,879 and $73,540 for the nine months ended September 30, 2012 and 2011, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates as of September 30, 2012 and December 31, 2011 was comprised of administrative reimbursements due to Wells Capital and/or Wells Management.

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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleged violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint sought, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Subsequent to the filing of the second amended complaint, the plaintiff said it intended to seek monetary damages of approximately $159 million plus prejudgment interest.
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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On September 26, 2012, the Court granted the defendants' motion for summary judgment and entered judgment in favor of the defendants. On October 12, 2012, the plaintiff filed a notice of appeal with the Eleventh Circuit Court of Appeals.
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. The settlement, which is subject to Court approval following the negotiation and execution of definitive agreements and the provision of notice to the class, will resolve the appeal and result in the final disposition of the litigation.

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of September 30, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due through the end of 2013. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

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
In accordance with GAAP, the Partnership has classified the results of operations related to the 3675 Kennesaw Building, which was sold on February 24, 2012, and the 150 Apollo Drive property, which was sold on July 21, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$—	$86,159	$46,043	$675,042
Tenant reimbursements	—	47,812	13,827	198,604
Bad debt recoveries	—	—	546,109	—
Interest and other income	415	—	415	—
Total revenues	415	133,971	606,394	873,646
Expenses:
Property operating costs	—	48,383	5,051	173,169
Asset and property management fees:
Related-party	—	—	23,625	—
Other	—	3,399	—	16,069
Depreciation	—	18,303	3,500	173,505
Amortization	—	23,436	10,370	117,558
Bad debt expense	—	120,443	49,320	379,563
General and administrative expenses	230	53,817	24,758	108,315
Total expenses	230	267,781	116,624	968,179
Operating income (loss)	185	(133,810)	489,770	(94,533)
Gain on disposition	—	985,565	363,895	985,565
Income from Discontinued Operations	$185	$851,755	$853,665	$891,032
World Electric Supply vacated the 3675 Kennesaw Building in 2010, ceased paying rent effective in January 2011, and initiated litigation against the lessor entity, Wells Fund XIV – 3675 Kennesaw 75 Parkway, LLC. On February 17, 2012, the parties reached a settlement agreement for $525,000, which was contingent upon the successful closing of the sale of the 3675 Kennesaw Building. Effective February 24, 2012, the settlement became final, the lease was terminated, and the litigation was dismissed with prejudice on March 1, 2012.

7.	COMMITMENTS AND CONTINGENCIES
Litigation
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
Tenant Allowance Obligation
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2012, Fund XIII-XIV Associates executed a lease amendment with Etour and Travel, Inc. ("Etour") at the Siemens - Orlando Building. As a result, Etour has the right to request the reimbursement of tenant improvements of up to approximately $254,000, which would be required to be funded by Fund XIII-XIV Associates, of which approximately $197,100 has been incurred as of September 30, 2012.

8.	SUBSEQUENT EVENT
Distribution of Net Sale Proceeds
The sales of 150 Apollo Drive and the 3675 Kennesaw Building generated total net sale proceeds to the Partnership of approximately $11.8 million, which approximately $7.0 million has previously been distributed to the limited partners through September 30, 2012. In November 2012, net sale proceeds of approximately $4.5 million from the aforementioned property sales were distributed to the limited partners of record as of September 30, 2012, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2012. Accordingly, the General Partners have determined to hold residual net sale proceeds in reserve to fund the Partnership's pro rata share of anticipated re-leasing costs at the Partnership's remaining property.

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
The third quarter 2012 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of anticipated re-leasing costs at our remaining property. On November 1, 2012, our General Partners distributed net sale proceeds of approximately $4.5 million from the sales of 150 Apollo Drive and the 3675 Kennesaw Building.
Property Summary
During the positioning-for-sale phase, we continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating suitable buyers, and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2012, we owned an interest in one property.
Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The 150 Apollo Drive property was sold on July 21, 2011.

•	The 3675 Kennesaw Building was sold on February 24, 2012.

•
The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease to Siemens extends through April 2014. We are currently marketing the property for sale.

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
Short-Term Liquidity
During the nine months ended September 30, 2012, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $775,000, primarily due to the litigation settlement reached with World Electric Supply and related recovery of bad debt at the 3675 Kennesaw Building. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2012 to fund our pro rata share of anticipated re-leasing costs at our remaining property in connection with the recent lease amendment with Etour at the Siemens – Orlando Building. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for our remaining property owned by the Joint Venture. We anticipate that operating distributions from Fund XIII-XIV Associates may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens – Orlando Building.
During the nine months ended September 30, 2012, we received net sale proceeds of approximately $2.3 million from the sale of the 3675 Kennesaw Building. In addition, during the nine months ended September 30, 2012, we distributed net sale proceeds to our limited partners of approximately $7.0 million from the prior sales of the Randstad – Atlanta Building and 150 Apollo Drive.
We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $20,000, as of September 30, 2012.
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
As of September 30, 2012, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2012	Undistributed Net Sale Proceeds as of September 30, 2012
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$—	—	$4,597,063	$—
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	—	—	4,739,100	—
150 Apollo Drive (sold in 2011)	$9,566,058	100.0%	9,566,058	—	—	6,953,837	2,612,221
3675 Kennesaw Building (sold in 2012)	$2,262,634	100.0%	2,262,634	—	—	—	2,262,634
Total			$21,164,855	$—		$16,290,000	$4,874,855

Our General Partners distributed net sale proceeds of approximately $4.5 million to limited partners in November 2012 from the sales of 150 Apollo Drive and the 3675 Kennesaw Building. Upon evaluating the capital needs of our portfolio, our General Partners have decided to reserve the remaining net sale proceeds in the near-term to fund our pro rata share of anticipated re-leasing costs at our remaining property.

Results of Operations
Comparison of the three months ended September 30, 2011 versus the three months ended September 30, 2012
Continuing Operations
General and administrative expenses increased from $29,337 for the three months ended September 30, 2011 to $36,239 for the three months ended September 30, 2012, primarily due to an increase in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Equity in income of Joint Venture decreased from $94,943 for the three months ended September 30, 2011 to $84,809 for the three months ended September 30, 2012. This decrease is primarily due to the reduction in rental rate at the Siemens - Orlando Building in connection with the execution of the lease extension with Siemens in the first quarter of 2012, incurring parking lot repairs at the Siemens - Orlando Building in the third quarter of 2012, partially offset by a decrease in depreciation expense in connection with the expiration of the initial Siemens lease at the Siemens – Orlando Building. We expect equity in income of Joint Venture to remain at a similar level in the near term, as compared to the third quarter of 2012.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 150 Apollo Drive property and the 3675 Kennesaw Building as discontinued operations for all periods presented. Income from discontinued operations decreased from $851,755 for the three months ended September 30, 2011 to $185 for the three months ended September 30, 2012 primarily as a result of recognizing a nonrecurring gain on the sale of 150 Apollo Drive in July 2011.

Comparison of the nine months ended September 30, 2011 versus the nine months ended September 30, 2012
Continuing Operations
General and administrative expenses increased from $110,925 for the nine months ended September 30, 2011 to $129,792 for the nine months ended September 30, 2012, primarily due to the classification of accounting fees related to the 150 Apollo Drive property for the nine months ended September 30, 2011 as discontinued operations and accounting fees related to the 150 Apollo Drive property for the nine months ended September 30, 2012 as continuing operations and an increase in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Equity in income of Joint Venture increased from $273,794 for the nine months ended September 30, 2011 to $287,816 for the nine months ended September 30, 2012. This increase is primarily due to a decrease in depreciation expense in connection with the expiration of the initial Siemens lease at the Siemens – Orlando Building, partially offset by the reduction in rental rate at the Siemens - Orlando Building in connection with the execution of the lease extension with Siemens in the first quarter of 2012 and incurring parking lot repairs at the Siemens - Orlando Building in the third quarter of 2012. We expect equity in income of Joint Venture to remain at a similar level in the near term, as compared to the nine months ended September 30, 2012.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 150 Apollo Drive property and the 3675 Kennesaw Building as discontinued operations for all periods presented. Income from discontinued operations decreased from $891,032 for the nine months ended September 30, 2011 to $853,665 for the nine months ended September 30, 2012, primarily as a result of recognizing a nonrecurring gain on the sale of 150 Apollo Drive in July 2011, partially offset by recognizing a nonrecurring gain on the sale of the 3675 Kennesaw Building in February 2012, and a recovery of bad debt in connection with the settlement of the litigation at the 3675 Kennesaw Building in February 2012.
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

As of September 30, 2012 and December 31, 2011, the Partnership had the following gross intangible in-place lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
September 30, 2012	$—	$—	$—
December 31, 2011	$42,045	$235,458	$212,151

During the three months ended September 30, 2012 and 2011, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended September 30:
2012	$—	$—	$—
2011	$1,557	$8,721	$7,857
During the nine months ended September 30, 2012 and 2011, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the nine months ended September 30:
2012	$930	$5,213	$4,696
2011	$4,671	$26,162	$23,572
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
Commitment and Contingencies
Tenant Allowance Obligation

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2012, Fund XIII-XIV Associates executed a lease amendment with Etour and Travel, Inc. ("Etour") at the Siemens - Orlando Building. As a result, Etour has the right to request the reimbursement of tenant improvements of up to approximately $254,000, which would be required to be funded by Fund XIII-XIV Associates, of which approximately $197,100 has been incurred as of September 30, 2012.
Subsequent Event
Distribution of Net Sale Proceeds
The sales of 150 Apollo Drive and the 3675 Kennesaw Building generated total net sale proceeds to the Partnership of approximately $11.8 million, which approximately $7.0 million has previously been distributed to the limited partners through September 30, 2012. In November 2012, net sale proceeds of approximately $4.5 million from the aforementioned property sales were distributed to the limited partners of record as of September 30, 2012, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2012. Accordingly, the General Partners have determined to hold residual net sale proceeds in reserve to fund our pro rata share of anticipated re-leasing costs at the Partnership's remaining property.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2012, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

November 9, 2012		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIV, L.P.

Exhibit Number		Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

*	Furnished with this Form 10-Q, but not filed under the Exchange Act