Form 10-K
period 2012-12-31
WELLS REAL ESTATE FUND XIV LP
filed 2013-03-15
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on May 14, 2003 and terminated on April 30, 2005. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Cash Preferred Units and Tax Preferred Units held by non-affiliates as of June 30, 2012 was approximately 2,648,545 and 825,508, respectively.

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
As of February 28, 2013, we owned a partial interest in one property encompassing 82,000 square feet located in Orlando, Florida. See Item 2, "Properties" for a more detailed description of the properties we owned or own an interest either directly or through a joint venture during the periods presented.
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
Employees
We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us, including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2012, 2011, and 2010.
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
Operational Dependency
We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, our operations are dependent upon Wells Capital and Wells Management.
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc. ("WIS"), Wells Management, Wells Core Office Income REIT Advisory Services, LLC, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" below). As of December 31, 2012, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and us, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.
Economic Dependency
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
On October 22, 2012, Piedmont REIT announced the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013 to determine whether to grant final approval of the settlement.  The settlement, which is subject to Court approval following notice to the class, is expected to resolve the appeal and result in the final disposition of the case.

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if the action is reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Our remaining property is occupied by only a few tenants, including Siemens Real Estate, which leases approximately 63% of our remaining property, and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to limited partners holding Cash Preferred Units. A default of a tenant on its lease payments to us or a lease termination would cause us to lose the revenue from the property. In the event of a default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. In addition, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant's rental payments, which may have a substantial adverse effect on our financial performance. If any of these events occur, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Further, we may suffer reduced revenues resulting in less cash to be distributed to limited partners.
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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners' units, what limited partners might be able to sell their units for, or the fair market value of our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our remaining property were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our property in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our property and the resulting value of our limited partnership units will naturally decline.

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
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Brian M. Davis, and Robert F. Kennedy, each of whom would be difficult to replace. We cannot guarantee that such persons will remain affiliated with

us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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
Overview
We owned or own interests in our real estate assets directly and through a joint venture with another entity affiliated with the General Partners.
During the periods presented, we owned direct interests in the following properties:

	Leased % as of December 31,
Properties	2012	2011	2010	2009	2008
1. 150 Apollo Drive(1) A three-story office building located in Chelmsford, Massachusetts	-	-	100%	100%	100%
2. 3675 Kennesaw Building(2) A one-story distribution warehouse building located in Kennesaw, Georgia	-	100%	100%	100%	100%

(1)	This property was sold in July 2011.

(2)	This property was sold in February 2012.

During the periods presented, we owned interests in the following joint venture (the "Joint Venture") and property:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Property	2012	2011	2010	2009	2008
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	Wells Real Estate Fund XIII, L.P. Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	Siemens - Orlando Building Two single-story office buildings located in Orlando, Florida	100%	100%	100%	100%	100%

Wells Real Estate Fund XIII, L.P. is affiliated with us through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations
As of December 31, 2012, the lease expirations scheduled during the following 10 years for our remaining property owned by the Partnership, directly and through the Joint Venture, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2013(2)	1	13,086	$221,965	$116,976	15.9%	17.0%
2014(3)	1	52,125	807,938	425,783	63.4%	61.9%
2017(4)	1	16,964	275,156	145,007	20.7%	21.1%
	3	82,175	$1,305,059	$687,766	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the Joint Venture that owns the leased property.

(2)	Siemens - Orlando Building: Cemex Construction Materials Florida, LLC lease (approximately 13,100 square feet).

(3)	Siemens - Orlando Building: Siemens Real Estate lease (approximately 52,100 square feet).

(4)	Siemens - Orlando Building: Etour and Travel, Inc. lease (approximately 17,000 square feet).
Property Descriptions
The properties in which we owned or own an interest either directly or through the Joint Venture during the periods presented are further described below:
Remaining Property We Currently Own
Siemens - Orlando Building
The Siemens - Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The Siemens - Orlando Building, which was completed in 2002, is under lease agreements with Siemens Real Estate ("Siemens") (approximately 63%); Cemex Construction Materials Florida, LLC (approximately 16%); and Etour and Travel, Inc. (approximately 21%). Approximately 72% of the property was leased to Siemens through February 29, 2012. On March 21, 2012, Fund XIII-XIV Associates entered into an amendment with Siemens that reduced Siemens' square footage leased from 72% to 63% of the property and extended the termination date of the lease on the reduced square footage from February 29, 2012 to April 30, 2014. As of December 31, 2012, the annual base rent payable under the Siemens lease was approximately $782,000. Annualized base rent payable will increase to approximately $808,000 in May 2013 for the remainder of the lease term.
Cemex Construction Materials Florida, LLC ("Cemex") occupies approximately 13,100 rentable square feet of the Siemens - Orlando Building. The Cemex lease commenced in April 2003 and expires in April 2013. Cemex has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. As of December 31, 2012, the annual base rent payable under the Cemex lease was approximately $222,000 and will remain the same through the expiration of the lease.
Etour and Travel, Inc. ("Etour") occupies approximately 17,000 rentable square feet of the Siemens - Orlando Building. Etour is a subsidiary of Kosmas Group International, Inc. ("Kosmas"), the guarantor of the Etour leases. Approximately 12% of the property was leased to Etour was set to expire on November 30, 2012. On May 1, 2012, Etour exercised its final renewal option that expanded Etour's square footage from 12% to 21% of the property and extended the lease term on its total square footage from November 30, 2012 to December 31, 2017. Etour expanded into the square footage vacated by Siemens in March 2012. As of December 31, 2012, the annual base rent payable under the Etour lease was approximately $237,000, increasing by 3% annually each November through the expiration of the lease. Annualized base rent payable in 2017 will be approximately $275,000.

Properties Sold During Periods Presented
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
From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on our results of operations or financial condition, nor is management aware of any such litigation threatened against us. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related Parties" in Item 1 of this report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP'S UNITS, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF UNITS.
Summary
As of February 28, 2013, 3,073,615 Cash Preferred Units and 400,508 Tax Preferred Units, held by a total of 591 and 76 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 28, 2013, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $5.42 per Cash Preferred Unit and $6.90 per Tax Preferred Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
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
The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2012. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based on their estimates of property values as of December 31, 2012, to be approximately $2.12 per Cash Preferred Unit and $1.89 per Tax Preferred Unit, based upon market conditions existing in early December 2012. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of our remaining property, nor do they necessarily represent the amount of net proceeds limited partners would receive if our remaining property was sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the expenses that would be involved in obtaining an appraisal for our property.
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
It should also be noted that as our properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our portfolio of properties and resulting value of our limited partnership units will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $5.42 per Cash Preferred Unit and $6.90 per Tax Preferred Unit. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from us in our original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.
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
No operating cash distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2012 and 2011.
Net Sale Proceeds Distributions
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
During the years ended December 31, 2012 and 2011, we distributed net sale proceeds of approximately $11,500,000 and $0, respectively, to the limited partners holding Cash Preferred Units and Tax Preferred Units. No net sale proceeds distributions were paid to the General Partners during the years ended December 31, 2012 and 2011.

ITEM 6.	SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the years ended 2012, 2011, 2010, 2009, and 2008 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2012	2011	2010	2009	2008
Total assets	$6,207,069	$16,662,483	$16,057,772	$18,654,044	$18,467,930
Total revenues(1)	$11,793	$9,181	$52	$68	$7,081
Equity in income of Joint Venture	$385,119	$372,241	$443,334	$308,772	$270,034
Income (loss) from discontinued operations	$853,665	$831,338	$(3,254,775)	$(29,439)	$(16,531)
Net income (loss)	$1,084,426	$1,060,022	$(2,976,527)	$142,094	$111,676
Net income (loss) allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$(1,196,775)	$323,688	$277,304	$169,817	$409,778
Income (loss) from discontinued operations	$502,040	$(89,043)	$(3,251,768)	$(29,144)	$1,010,405
Net income (loss) allocated to Cash Preferred limited partners	$(694,735)	$234,645	$(2,974,464)	$140,673	$1,420,183
Tax Preferred limited partners:
Income (loss) from continuing operations	$1,425,229	$(97,291)	$—	$—	$(280,867)
Income (loss) from discontinued operations	$346,727	$921,923	$—	$—	$(1,028,282)
Net income (loss) allocated to Tax Preferred limited partners	$1,771,956	$824,632	$—	$—	$(1,309,149)
General partners:
Income (loss) from continuing operations	$2,307	$2,287	$944	$1,716	$(704)
Income (loss) from discontinued operations	$4,898	$(1,542)	$(3,007)	$(295)	$1,346
Net income (loss) allocated to General Partners	$7,205	$745	$(2,063)	$1,421	$642
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred:
Income (loss) from continuing operations	$(0.43)	$0.12	$0.10	$0.06	$0.16
Income (loss) from discontinued operations	$0.18	$(0.03)	$(1.22)	$(0.01)	$0.38
Net income (loss) per Cash Preferred limited partner unit	$(0.25)	$0.09	$(1.12)	$0.05	$0.54
Tax Preferred:
Income (loss) from continuing operations	$2.00	$(0.12)	$—	$—	$(0.34)
Income (loss) from discontinued operations	$0.49	$1.12	$—	$—	$(1.25)
Net income (loss) per Tax Preferred limited partner unit	$2.49	$1.00	$—	$—	$(1.59)
Operating cash distributions per weighted- average Cash Preferred Limited Partner Unit:
Investment Income	$—	$—	$—	$—	$0.23
Return of Capital	$—	$—	$—	$—	$—
Operating cash distributions per weighted- average Tax Preferred Limited Partner Unit:
Investment Income	$—	$—	$—	$—	$—
Return of Capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$3.22	$—	$—	$—	$—
Tax Preferred	$3.64	$—	$—	$—	$—

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues generated by 150 Apollo Drive and the 3675 Kennesaw building as discontinued operations for all periods presented.

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
Overview
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We currently own a partial interest in one remaining property, following the sale of the 3675 Kennesaw Building on February 24, 2012. As a result of the sale, we received net sale proceeds of approximately $2,263,000 and recognized a gain of approximately $364,000. While we continue to focus on re-leasing space that may become vacant upon the expiration of our current leases and that we believe will ultimately result in the best disposition pricing of our asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
The fourth quarter 2012 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of anticipated re-leasing costs at our remaining property. On May 1, 2012, our General Partners distributed net sale proceeds of approximately $7.0 million from the sales of the Randstad - Atlanta Building and 150 Apollo Drive. On November 1, 2012, our General Partners distributed net sale proceeds of approximately $4.5 million from the sales of 150 Apollo Drive and the 3675 Kennesaw Building.
Property Summary
During the positioning-for-sale phase, we continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating suitable buyers, and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of February 28, 2013, we owned an interest in one property.
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

As measured by the U.S gross domestic product (“GDP”), the U.S. economy increased by 2.2% in 2012, according to estimates, compared with an increase of 1.8% in 2011. The increase in real GDP in 2012 primarily reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, residential fixed investment, and private inventory investment that were partly offset by negative contributions from federal, state, and local government spending. While management believes the U.S. economy is likely to continue its recovery, we believe the recovery will maintain a moderate pace with fiscal policy presenting the biggest variable in this outlook. Given the ongoing uncertainty surrounding the debt ceiling, the U.S. economy is expected to start 2013 at a slow pace. Real GDP is projected to remain below 2% in the first half of the year, and business growth is expected to remain below potential. But assuming U.S. lawmakers can agree to a deal, or at least provide a framework by the middle of 2013, the U.S. economy is expected to accelerate in the second half, with real GDP averaging closer to a 3% growth rate.
Real estate market fundamentals underlying the U.S. office markets improved modestly in the major indicators in 2012. The U.S. office market ended the fourth quarter of 2012 with a vacancy rate of 12.5%, an improvement from a 13.0% vacancy rate at the end of 2011. During the fourth quarter of 2012, demand for office space strengthened despite the uncertainty surrounding the fiscal cliff. Net absorption was 20 million square feet in the fourth quarter, which is the highest level since the third quarter of 2007. However, annual absorption is 20% below the long-term trend. Of 80 metropolitan statistical areas monitored, 66 areas (82%) reported positive absorption in 2012. Of the total net absorption in 2012, two-thirds was in Class A space, which is well above its 35% share of the office stock indicating a "flight to quality" by tenants. Most major markets had year-over-year gains in both net absorption and office jobs indicating a broad level of recovery. Net absorption is expected to average 10 million square feet to 25 million square feet per quarter through 2017. The average quoted rental rates of the total office market experienced a slight increase from $22.95 per square foot in the fourth quarter of 2011 to $23.12 per square foot in the fourth quarter of 2012. Early 2013 economic indicators are suggesting another year of at least modest growth.
Transaction activity for the fourth quarter of 2012 was the highest seen in any quarter since the end of 2007 with a volume of $29.1 billion. Sellers motivated to close deals prior to the rise in applicable tax rates contributed to the increase, but office prices increased over the quarter and capitalization rates declined slightly indicating that buyers were perhaps even more motivated. The year-end increase in closings contributed to a 2012 total volume of $77.6 billion, a 19% increase from 2011. In addition, a shift in momentum from trophy, central business district towers to suburban properties and secondary markets began in 2012. Non-major metropolitan areas saw a volume increase of over 40%, which is more than double the national average. Additionally, cap rates in secondary markets have started to decline with a sharp decrease observed in the fourth quarter of 2012. Overall, average cap rates decreased from 7.6% in October of 2012 to 7.4% in November of 2012.
Despite elevated unemployment and below-average consumer confidence in the overall economy, annual office job growth is projected to range between 1% to 3% through 2017. With this projected job growth, future years should see solid office net absorption rates. With the expected decline in office vacancy rates nationally, rent growth is projected to expand to more markets in 2013 and more significantly in 2014. Office market rents are expected to have more upside than any other property type with a cumulative increase of 30% expected by 2017. Due to low vacancy levels and little to no new product, many of the more supply-constrained metropolitan areas should see the strongest growth by 2017. These metropolitan areas include New York, Boston, Denver, and Orange County, California. Technology-exposed markets should also have strong rent growth due to above-average demand prospects. Examples of these markets include San Jose and San Francisco.
Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the remaining property we own. The recent turbulence in the credit markets may adversely affect the ability of potential purchasers of our remaining property to obtain financing, which could affect our timing and/or ability to complete the disposition-and-liquidation phase of our life cycle.

Less diversified real estate funds that own fewer properties, such as us, and those with current vacancies or near-term tenant rollover, such as us, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the property prior to marketing it for sale, remains intact. However, we will evaluate offers to sell our remaining property on an as-is basis.
Liquidity and Capital Resources
Overview
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

Short-Term Liquidity
During the year ended December 31, 2012, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $777,000, primarily due to the litigation settlement reached with World Electric Supply and related recovery of bad debt at the 3675 Kennesaw Building. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2012 to fund our pro rata share of anticipated re-leasing costs at our remaining property in connection with the recent lease amendment with Etour at the Siemens – Orlando Building and future re-leasing costs as existing leases expire. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for our remaining property owned by the Joint Venture. We anticipate that operating distributions from Fund XIII-XIV Associates may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens – Orlando Building.
During the year ended December 31, 2012, we received net sale proceeds of approximately $2.3 million from the sale of the 3675 Kennesaw Building. In addition, during the year ended December 31, 2012, we distributed net sale proceeds to our limited partners of approximately $11.5 million from the sales of the Randstad – Atlanta Building, 150 Apollo Drive, and the 3675 Kennesaw Building.
We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $26,000, as of December 31, 2012.
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

As of December 31, 2012, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2012	Undistributed Net Sale Proceeds as of December 31, 2012
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$—	—	$4,597,063	$—
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	—	—	4,739,100	—
150 Apollo Drive (sold in 2011)	$9,566,058	100.0%	9,566,058	—	—	9,566,058	—
3675 Kennesaw Building (sold in 2012)	$2,262,634	100.0%	2,262,634	—	—	1,887,779	374,855
Total			$21,164,855	$—		$20,790,000	$374,855

Upon evaluating the capital needs of our portfolio, our General Partners have decided to reserve the remaining net sale proceeds in the near-term to fund our pro rata share of anticipated re-leasing costs at our remaining property.

Results of Operations
Comparison of the year ended December 31, 2011 versus the year ended December 31, 2012
Continuing Operations
General and administrative expenses increased from $152,738 for the year ended December 31, 2011 to $166,151 for the year ended December 31, 2012, primarily due to the classification of accounting fees related to the 150 Apollo Drive property for the year ended December 31, 2011 as discontinued operations and accounting fees related to the 150 Apollo Drive property for the year ended December 31, 2012 as continuing operations and an increase in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Equity in income of Joint Venture increased from $372,241 for the year ended December 31, 2011 to $385,119 for the year ended December 31, 2012. This increase is primarily due to a decrease in depreciation expense in connection with the expiration of the initial Siemens lease at the Siemens – Orlando Building, partially offset by the reduction in rental rate at the Siemens - Orlando Building in connection with the execution of the lease extension with Siemens in the first quarter of 2012. We expect equity in income of Joint Venture to remain at a similar level in the near term, as compared to the year ended December 31, 2012.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 150 Apollo Drive property and the 3675 Kennesaw Building as discontinued operations for all periods presented. Income from discontinued operations increased from $831,338 for the year ended December 31, 2011 to $853,665 for the year ended December 31, 2012, primarily as a result of a recovery of approximately $546,100 in bad debt in connection with the settlement of the litigation at the 3675 Kennesaw Building in February 2012 and recognizing a nonrecurring gain of approximately $363,900 on the sale of the 3675 Kennesaw Building in February 2012, partially offset by recognizing a nonrecurring gain of approximately $985,600 on the sale of 150 Apollo Drive in July 2011.
Comparison of the year ended December 31, 2010 vs. the year ended December 31, 2011
Continuing Operations
General and administrative expenses decreased from $165,138 for the year ended December 31, 2010 to $152,738 for the year ended December 31, 2011, primarily due to a decrease in the overhead administrative costs allocated to the Partnership during 2011.
Equity in income of Joint Venture decreased from $443,334 for the year ended December 31, 2010 to $372,241 for the year ended December 31, 2011. This decrease is primarily due to an increase in depreciation expense at the Siemens - Orlando Building as a result of tenant improvements completed in 2010.

Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 150 Apollo Drive property and the 3675 Kennesaw Building as discontinued operations for all periods presented. Loss from discontinued operations of $(3,254,775) for the year ended December 31, 2010 swung to income from discontinued operations of $831,338 for the year ended December 31, 2011, primarily as a result of (i) recognizing a nonrecurring impairment loss of approximately $2,460,000 at 150 Apollo Drive in the second quarter of 2010, (ii) recognizing a nonrecurring impairment loss of approximately $854,000 at the 3675 Kennesaw Building in the fourth quarter of 2010, and (iii) recognizing a nonrecurring gain of approximately $986,000 on the sale of 150 Apollo Drive in the third quarter of 2011.
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
Application of Critical Accounting Policies
Summary
Our accounting policies have been established to conform with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
Below is a discussion of the accounting policies used by us and the Joint Venture, which are considered critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.
Investment in Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture's assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

In the event that the Joint Venture utilizes inappropriate useful lives or methods of depreciation or amortization, our net income would be misstated.
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

As of December 31, 2012, we did not have any gross intangible assets remaining. As of December 31, 2011, we had the following gross intangible in-place lease assets:

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
Gross	$42,045	$235,458	$212,151
Accumulated Amortization	$(36,854)	$(206,390)	$(185,960)
Net	$5,191	$29,068	$26,191

During the years ended December 31, 2012, 2011, and 2010, we recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ended December 31:
2012	$930	$5,213	$4,696
2011	$6,229	$34,883	$31,430
2010	$6,229	$129,364	$205,479
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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 4 of our accompanying financial statements for further explanations. Examples of such commitments and contingencies include our property management and leasing agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no disagreements with our independent public accountants during the years ended December 31, 2012, 2011, and 2010.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2012. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2012, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.
This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.

For the quarter ended December 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Capital
Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates serve as the advisor to Wells Core Office Income REIT, Inc. and Wells Timberland REIT, Inc. (collectively, the "Wells REITs"), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for the Wells Public Partnerships and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.
Leo F. Wells, III
Mr. Wells, 69, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, one of our General Partners; Wells Management; WIS; Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Core Office Income REIT, Inc. and a director of Columbia, which are a public real estate programs not listed on a securities exchange. He is also the president and a director of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, non-traded REIT sponsored by WREF, until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.
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
Section 16(a), Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the officers and directors of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). No such reports were required to be filed during the year ended December 31, 2012.
Financial Oversight Committee
We do not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams as the Principal Financial Officer; Brian M. Davis as the Senior Vice President of our general partner, Wells Capital; and Glen F. Smith as Chief Accounting Officer. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."
Code of Ethics
We have adopted a code of ethics applicable to our corporate general partner's Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate general partner performing similar functions on our behalf, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830, option 2.

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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	Set forth below is the security ownership of beneficial owners owning in excess of 5% of a class of outstanding units of the Partnership as of February 28, 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Kenneth J. Woolcott, Trustee 6100 La Jolla Scenic, S La Jolla, CA 92037	322,580.645 Units(1)	9.29%

Limited Partnership Units	New Horizons, L.P. P.O. Box 6446 San Pedro, CA 90734	257,812.758 Units(2)	7.42%

Limited Partnership Units	Andrew Mark Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

Limited Partnership Units	Matthew Phillip Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

(1)	Kenneth J. Woolcott owns Cash Preferred Units through a trust.

(2)	New Horizons, L.P. owns Cash Preferred Units through a limited partnership.

(3)	Andrew Mark Urbanek and Matthew Phillip Urbanek own Cash Preferred Units through an irrevocable trust.

(b)	Set forth below is the security ownership of management as of February 28, 2013.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	69.940 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 69.940 Cash Preferred Units through Wells Capital.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sales Proceeds
The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2012.
Management and Leasing Fees
We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of our properties owned directly or through the Joint Venture, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture for the properties owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. We paid management and leasing fees for the properties we owned directly. Our share of management, leasing and asset management fees, and lease acquisition costs incurred from properties owned directly and through the Joint Venture that are payable to Wells Management is $58,526, $34,749, and $37,892 for the years ended December 31, 2012, 2011, and 2010, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations. We incurred an increase in management fees for the year ended December 31, 2012 due to receiving cash in the first quarter of 2012 in connection with the settlement of the litigation with World Electric Supply at the 3675 Kennesaw Building.
Administrative Reimbursements
Wells Capital and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $88,877, $97,091, and $107,324 payable to Wells Capital and Wells Management for the years ended December 31, 2012, 2011, and 2010, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.
Real Estate Commissions
In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2012, 2011, and 2010.
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
Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006.  All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint venture in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2012 and 2011, are set forth in the table below.

	2012	2011
Audit Fees	$43,896	$57,487
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$43,896	$57,487
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
During the fiscal years ended December 31, 2012 and 2011, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.    A list of the financial statements contained herein is set forth on page F-1 hereof.
2.    Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization
3.    The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b)     See (a) 3 above.
(c)    See (a) 2 above.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

March 15, 2013		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 15, 2013		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO
2012 FORM 10-K
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

*10.7
Purchase and Sale Agreement for the sale of the 150 Apollo Drive Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIV, L.P. for the quarter ended June 30, 2011, Commission File No. 000-50647)

*10.8
Third Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2011, Commission File No. 000-49633)

*10.9
Purchase and Sale Agreement for the sale of the 3675 Kennesaw Building (Exhibit 10.12 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-50647)

*10.10
First Amendment to the Purchase and Sale Agreement for the sale of the 3675 Kennesaw Building (Exhibit 10.13 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-50647)

*10.11
Settlement Agreement dated February 17, 2012 related to 3675 Kennesaw Building (Exhibit 10.14 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-50647)

*10.12
Fourth Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2012, Commission File No. 000-49633)

*10.13
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

WELLS REAL ESTATE FUND XIV, L.P.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund XIV, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIV, L.P. (the "Partnership") as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIV, L.P. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Real estate, at cost:
Land	$—	$557,401
Building and improvements, less accumulated depreciation of $0 and $350,345 as of December 31, 2012 and 2011, respectively	—	1,294,402
Intangible lease assets, less accumulated amortization of $0 and $243,244 as of December 31, 2012 and 2011, respectively	—	34,259
Total real estate assets	—	1,886,062

Investment in joint venture	4,249,404	4,225,161
Cash and cash equivalents	1,844,841	10,305,477
Tenant receivables, net of allowance for doubtful accounts of $0 and $531,498 as of December 31, 2012 and 2011, respectively	4,502	4,502
Due from joint venture	101,229	133,068
Other assets	7,093	80,736
Deferred leasing costs, less accumulated amortization of $0 and $2,057 as of December 31, 2012 and 2011, respectively	—	1,286
Intangible lease origination costs, less accumulated amortization of $0 and $185,960 as of December 31, 2012 and 2011, respectively	—	26,191
Total assets	$6,207,069	$16,662,483

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$19,789	$47,097
Deferred income	—	11,481
Due to affiliates	5,839	6,890
Total liabilities	25,628	65,468

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,073,615 units and 2,648,615 units issued and outstanding as of December 31, 2012 and 2011, respectively	6,173,491	15,771,638
Tax Preferred – 400,508 units and 825,508 units issued and outstanding as of December 31, 2012 and 2011, respectively	—	824,632
General Partners	7,950	745
Total partners' capital	6,181,441	16,597,015
Total liabilities and partners' capital	$6,207,069	$16,662,483
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011	2010
Revenues:
Interest and other income	$11,793	$9,181	$52
Total revenues	11,793	9,181	52
Expenses:
General and administrative	166,151	152,738	165,138
Total expenses	166,151	152,738	165,138
Equity in Income of Joint Venture	385,119	372,241	443,334
Income from Continuing Operations	230,761	228,684	278,248
Discontinued Operations:
Operating income (loss)	489,770	(154,227)	59,257
Impairment loss	—	—	(3,314,032)
Gain on sale of real estate assets	363,895	985,565	—
Income (Loss) from Discontinued Operations	853,665	831,338	(3,254,775)
Net Income (Loss)	$1,084,426	$1,060,022	$(2,976,527)
Net Income (Loss) Allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$(1,196,775)	$323,688	$277,304
Income (loss) from discontinued operations	502,040	(89,043)	(3,251,768)
Net income (loss) allocated to Cash Preferred limited partners	$(694,735)	$234,645	$(2,974,464)
Tax Preferred limited partners:
Income (loss) from continuing operations	$1,425,229	$(97,291)	$—
Income from discontinued operations	346,727	921,923	—
Net income allocated to Tax Preferred limited partners	$1,771,956	$824,632	$—
General partners:
Income from continuing operations	$2,307	$2,287	$944
Income (loss) from discontinued operations	4,898	(1,542)	(3,007)
Net income (loss) allocated to general partners	$7,205	$745	$(2,063)
Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred:
Income (loss) from continuing operations	$(0.43)	$0.12	$0.10
Income (loss) from discontinued operations	0.18	(0.03)	(1.22)
Net income (loss) per Cash Preferred limited partner unit	$(0.25)	$0.09	$(1.12)
Tax Preferred:
Income (loss) from continuing operations	$2.00	$(0.12)	$0.00
Income from discontinued operations	0.49	1.12	0.00
Net income per Tax Preferred limited partner unit	$2.49	$1.00	$0.00
Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	2,761,115	2,648,615	2,648,615
Tax Preferred	713,008	825,508	825,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	2,648,615	$18,511,457	825,508	$—	$2,063	$18,513,520

Net loss	—	(2,974,464)	—	—	(2,063)	(2,976,527)
BALANCE, December 31, 2010	2,648,615	15,536,993	825,508	—	—	15,536,993

Net income	—	234,645	—	824,632	745	1,060,022
BALANCE, December 31, 2011	2,648,615	15,771,638	825,508	824,632	745	16,597,015

Tax Preferred conversion elections	425,000	—	(425,000)	—		—
Net income (loss)	—	(694,735)	—	1,771,956	7,205	1,084,426
Distributions of net sale proceeds ($3.22 and $3.64 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(8,903,412)	—	(2,596,588)	—	(11,500,000)
BALANCE, December 31, 2012	3,073,615	$6,173,491	400,508	$—	$7,950	$6,181,441
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$1,084,426	$1,060,022	$(2,976,527)
Operating distributions received from joint venture	392,715	551,139	558,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	(363,895)	(985,565)	—
Depreciation	3,500	183,023	313,951
Amortization	11,300	171,851	459,286
Impairment loss	—	—	3,314,032
Bad debt expense	49,320	531,498	—
Equity in income of joint venture	(385,119)	(372,241)	(443,334)
Changes in assets and liabilities:
Increase in tenant receivables	(49,320)	(673,469)	(576,344)
Decrease (increase) in other assets	73,643	(3,979)	(70,162)
(Decrease) increase in accounts payable, accrued expenses, and refundable security deposits	(27,308)	6,994	(14,579)
Decrease in deferred income	(11,481)	(10,014)	(47,405)
Decrease in due to affiliates	(1,051)	(3,005)	(7,047)
Net cash provided by operating activities	776,730	456,254	510,201

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	2,262,634	9,566,058	—
Investment in real estate	—	—	(1,347,856)
Payment of deferred leasing costs	—	(449,286)	(966,451)
Net cash provided by (used in) investing activities	2,262,634	9,116,772	(2,314,307)

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	(11,500,000)	—	—
Net (Decrease) Increase in Cash and Cash Equivalents	(8,460,636)	9,573,026	(1,804,106)

Cash and Cash Equivalents, beginning of year	10,305,477	732,451	2,536,557
Cash and Cash Equivalents, end of year	$1,844,841	$10,305,477	$732,451

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets, in which the Partnership has an ownership interest, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership has determined that there have been no additional impairments in the carrying value of any of its real estate assets to date; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
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

In connection with recurring quarterly review processes, the Partnership evaluated the recoverability of the carrying value of the 3675 Kennesaw Building pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared to the estimated fair value, based primarily on current market leasing information obtained in connection with marketing the 3675 Kennesaw Building for lease in the fourth quarter of 2010 after World Electric Supply vacated the property. Accordingly, the Partnership reduced the carrying value of the 3675 Kennesaw Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of $853,691 in the fourth quarter of 2010.
In connection with recurring quarterly review processes, the Partnership evaluated the recoverability of the carrying value of 150 Apollo Drive pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared to the estimated fair value, based primarily on input received in connection with marketing 150 Apollo Drive for sale in the second quarter of 2010. Accordingly, the Partnership reduced the carrying value of 150 Apollo Drive to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of $2,460,341 in the second quarter of 2010.
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
Intangible Assets Arising from In-Place Leases where the Partnership is the Lessor
Allocation of Purchase Price of Acquired Assets
Upon acquisition of real properties, either owned directly by the Partnership or through its investment in the Joint Venture, the Partnership allocated the purchase price of properties to the identifiable tangible assets, which consisted of land and building, and identifiable intangible assets and liabilities, which consisted of the following items:

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

As of December 31, 2012, the Partnership did not have any gross intangible assets remaining. As of December 31, 2011, the Partnership had the following gross intangible in-place lease assets:

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
Gross	$42,045	$235,458	$212,151
Accumulated Amortization	$(36,854)	$(206,390)	$(185,960)
Net	$5,191	$29,068	$26,191

During the years ended December 31, 2012, 2011, and 2010, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ended December 31:
2012	$930	$5,213	$4,696
2011	$6,229	$34,883	$31,430
2010	$6,229	$129,364	$205,479

Evaluating the Recoverability of Intangible Assets
The values of intangible lease assets were determined based on assumptions made at the time of acquisition and have defined useful lives, which corresponded with the lease terms. There may have been instances in which intangible lease assets became impaired and the Partnership was required to expense the remaining asset immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may have impacted the value and useful life of in-place leases. In-place leases that were terminated, partially terminated, or modified would have been evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream were less than the discounted cash flows of the original in-place lease stream, the Partnership reduced the carrying value of the intangible lease assets to reflect the modified lease terms and recognized an impairment loss. For in-place lease extensions that were executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease would have been extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which would have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, would have been amortized over the shorter of the useful life of the asset or the new lease term. The Partnership has determined that there have been no impairments in the carrying value of its intangible assets to date.
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
Tenant Receivables

Tenant receivables are comprised of prior year reimbursement billings due from the tenant at 150 Apollo Drive. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $531,498 have been recorded as of December 31, 2012 and 2011, respectively.

Other Assets
Other assets are primarily comprised of withholding taxes reimbursable from the limited partners and prepaid expenses. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

Deferred Leasing Costs
Deferred leasing costs may have included (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs were capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs were written off to lease termination expense.
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
Revenue Recognition
The Partnership's leases typically included renewal options, escalation provisions and provisions requiring tenants to reimburse the Partnership for a pro rata share of operating costs incurred. All of the Partnership's leases were classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index), was recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements were recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance were recorded as deferred income in the accompanying balance sheets. Lease termination income was recognized when the tenant lost the right to lease the space and the Partnership had satisfied all obligations under the related lease or lease termination agreement.
The Partnership records the sale of real estate assets pursuant to the provisions of the property, plant, and equipment standard for real estate sales. Accordingly, gains were recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses were recognized in full as of the sale date.
Income Taxes
The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership for the period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Due from Joint Venture
As of December 31, 2012 and 2011, due from joint venture represents the Partnership's share of operating cash flow to be distributed from the Joint Venture for the fourth quarter of 2012 and 2011, respectively.

Summary of Investment
The Partnership's investment and approximate ownership percentage in the Joint Venture as of December 31, 2012 and 2011 is summarized below:

	2012		2011
	Amount	Percentage	Amount	Percentage
Fund XIII-XIV Associates	$4,249,404	53%	$4,225,161	53%

Summary of Activity
Roll-forwards of the Partnership's investment in the Joint Venture for the years ended December 31, 2012 and 2011 are presented below:

	2012	2011
Investment in Joint Venture, beginning of year	$4,225,161	$4,430,074
Equity in income of Joint Venture	385,119	372,241
Distributions from Joint Venture	(360,876)	(577,154)
Investment in Joint Venture, end of year	$4,249,404	$4,225,161

Summary of Financial Information

Condensed financial information for the Joint Venture as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Fund XIII-XIV Associates	$8,450,047	$8,457,308	$386,662	$439,924	$8,063,385	$8,017,384

	Total Revenues			Net Income
	Years ended December 31,			Years ended December 31,
	2012	2011	2010	2012	2011	2010
Fund XIII-XIV Associates	$1,541,040	$1,673,198	$1,642,475	$730,775	$706,339	$841,242

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees were paid by the Partnership for the properties owned directly. The Partnership's share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $58,526, $34,749, and $37,892 for the years ended December 31, 2012, 2011, and 2010, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations. The Partnership incurred an increase in management fees for the year ended December 31, 2012 due to receiving cash in the first quarter of 2012 in connection with the settlement of the litigation with World Electric Supply at the 3675 Kennesaw Building.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses.

Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $88,877, $97,091, and $107,324 payable to Wells Capital and Wells Management for the years ended December 31, 2012, 2011, and 2010, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2012 and 2011 was comprised of administrative reimbursements due to Wells Capital and/or Wells Management.
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
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013 to determine whether to grant final approval of the settlement.  The settlement, which is subject to Court approval following notice to the class, is expected to resolve the appeal and result in the final disposition of the case.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if the action is reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, Wells Core Office Income REIT Advisory Services, LLC, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of December 31, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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
In accordance with GAAP, the Partnership has classified the results of operations related to the 3675 Kennesaw Building, which was sold on February 24, 2012, and the 150 Apollo Drive property, which was sold on July 21, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations for the years ending 2012, 2011, and 2010 are presented below:

	2012	2011	2010
Revenues:
Rental income	$46,043	$746,337	$941,102
Tenant reimbursements	13,827	268,139	277,816
Bad debt recoveries	546,109	—	—
Interest and other income	415	—	—
Total revenues	606,394	1,014,476	1,218,918

Expenses:
Property operating costs	5,051	181,504	318,199
Asset and property management fees:
Related-party	23,625	—	19,480
Other	—	16,069	24,275
Depreciation	3,500	183,023	313,951
Amortization	10,370	134,522	415,616
Bad debt expense	49,320	531,498	—
General and administrative expenses	24,758	122,087	68,140
Total expenses	116,624	1,168,703	1,159,661

Operating income (loss)	489,770	(154,227)	59,257
Impairment loss	—	—	(3,314,032)
Gain on disposition	363,895	985,565	—
Income (Loss) from Discontinued Operations	$853,665	$831,338	$(3,254,775)

7.	PER-UNIT AMOUNTS
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

8.	INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL
A reconciliation of the Partnership's financial statement net income (loss) to net income (loss) presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Financial statement net income (loss)	$1,084,426	$1,060,022	$(2,976,527)
Adjustments in net income (loss) resulting from:
Depreciation expense for financial reporting purposes greater than (less than) amounts for income tax purposes	(36,221)	12,356	(91,807)
Amortization expense for financial reporting purposes (less than) greater than amounts for income tax purposes	43,083	(710,829)	374,140
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	(494,683)	492,678	—
Rental income for financial reporting purposes (greater than) less than amounts for income tax purposes	(23,545)	(244,747)	(419,588)
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	(1,196,830)	(4,330,395)	—
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	—	—	3,314,032
Other	(11,433)	(37,426)	30,860
Income tax basis net income (loss)	$(635,203)	$(3,758,341)	$231,110

A reconciliation of the partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Financial statement partners' capital	$6,181,441	$16,597,015	$15,536,993
Increase (decrease) in partners' capital resulting from:
Accumulated depreciation expense for financial reporting purposes less than amounts for income tax purposes	(865,224)	(829,003)	(841,359)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	5,658,516	5,615,433	6,326,262
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	11,428	506,111	13,433
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,295,484	4,295,484	4,295,484
Capitalization of organization costs for income tax purposes, which are expensed for financial reporting purposes	47,171	47,171	47,171
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(799,166)	(775,621)	(530,874)
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(5,939,628)	(4,742,798)	(412,403)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	3,314,032	3,314,032	3,314,032
Section 734 Adjustment – Tax Preferred Partners’ step-up in basis	1,754,375	—	—
Other	(23,142)	(11,709)	25,717
Income tax basis partners' capital	$13,635,287	$24,016,115	$27,774,456

9.	QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$5,020	$3,363	$2,427	$983
Equity in income of joint venture	$108,451	$94,556	$84,809	$97,303
Income (loss) from discontinued operations	$857,269	$(3,789)	$185	$—
Net income	$916,476	$54,841	$51,182	$61,927
Net income (loss) allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$99,837	$(456,855)	$50,487	$(890,244)
Income (loss) from discontinued operations	503,093	(1,236)	183	—
Net income allocated to Cash Preferred limited partners	$602,930	$(458,091)	$50,670	$(890,244)
Tax Preferred limited partners:
Loss from continuing operations	$(41,222)	$514,899	$—	$951,552
Income from discontinued operations	349,242	(2,515)	—	—
Net income (loss) allocated to Tax Preferred limited partners	$308,020	$512,384	$—	$951,552
General partners:
Income (loss) from continuing operations	$592	$586	$510	$619
Income (loss) from discontinued operations	4,934	(38)	2	—
Net income (loss) allocated to general partners	$5,526	$548	$512	$619
Net income (loss) per weighted-average limited partner unit:
Cash Preferred:
Income (loss) from continuing operations(a)	$0.04	$(0.17)	$0.02	$(0.29)
Income from discontinued operations(a)	0.19	—	—	—
Net income per Cash Preferred limited partner unit(a)	$0.23	$(0.17)	$0.02	$(0.29)
Tax Preferred:
Loss from continuing operations(a)	$(0.05)	$0.62	$—	$2.38
Income from discontinued operations(a)	0.42	—	—	—
Net income (loss) per Tax Preferred limited partner unit(a)	$0.37	$0.62	$—	$2.38
Distributions of operating cash flow per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of operating cash flow per limited partner unit	$—	$—	$—	$—
Distributions of net sale proceeds per weighted-average limited partner unit:
Cash Preferred(b)	$—	$2.02	$—	$1.15
Tax Preferred(b)	—	1.99	—	2.38
Total distributions of net sale proceeds per limited partner unit	$—	$4.01	$—	$3.53

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$9	$6	$4,370	$4,796
Equity in income of joint venture	$88,372	$90,478	$94,943	$98,448
Income (loss) from discontinued operations	$20,717	$18,560	$851,755	$(59,694)
Net income	$59,543	$77,012	$921,731	$1,736
Net income (loss) allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$38,437	$57,868	$124,990	$102,393
Income (loss) from discontinued operations	20,510	18,374	(96,588)	(31,339)
Net income allocated to Cash Preferred limited partners	$58,947	$76,242	$28,402	$71,054
Tax Preferred limited partners:
Loss from continuing operations	$—	$—	$(55,713)	$(41,578)
Income from discontinued operations	—	—	949,681	(27,758)
Net income (loss) allocated to Tax Preferred limited partners	$—	$—	$893,968	$(69,336)
General partners:
Income (loss) from continuing operations	$389	$584	$699	$615
Income (loss) from discontinued operations	207	186	(1,338)	(597)
Net income (loss) allocated to general partners	$596	$770	$(639)	$18
Net income (loss) per weighted-average limited partner unit:
Cash Preferred:
Income (loss) from continuing operations	$0.01	$0.02	$0.05	$0.04
Income from discontinued operations	0.01	0.01	(0.04)	(0.01)
Net income per Cash Preferred limited partner unit	$0.02	$0.03	$0.01	$0.03
Tax Preferred:
Loss from continuing operations	$—	$—	$(0.06)	$(0.06)
Income from discontinued operations	—	—	1.15	(0.03)
Net income (loss) per Tax Preferred limited partner unit	$—	$—	$1.09	$(0.09)
Distributions of operating cash flow per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of operating cash flow per limited partner unit	$—	$—	$—	$—
Distributions of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of net sale proceeds per limited partner unit	$—	$—	$—	$—

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

(b)
The quarterly per-unit amounts have been calculated using actual distributions for the respective quarters. Conversely, the corresponding distributions-per-unit amounts have been calculated assuming that distributions were earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements. In addition, the distribution of net sale proceeds for the fourth quarter of 2012 were paid to investors on record as of September 30, 2012. The amounts above were calculated based on the shares outstanding for the fourth quarter of 2012 which included the share conversion elections that were effective October 1, 2012.

10.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2012, 2011, and 2010 are composed of the following items, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	2012	2011	2010
Salary reimbursements	$88,877	$103,467	$121,084
Independent accounting fees	45,610	59,342	58,084
Printing and notebooks	17,471	21,898	24,376
Other professional fees	13,130	3,210	9,744
Legal fees	11,265	77,316	8,114
Postage and delivery expenses	7,015	5,320	7,922
Taxes and licensing fees	3,146	206	518
Transfer agent fees	1,735	—	—
Computer costs	1,526	1,759	1,174
Bank service charges	586	1,513	882
Other general and administrative	548	794	1,380
Total general and administrative costs	$190,909	$274,825	$233,278

11.	COMMITMENTS AND CONTINGENCIES
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

WELLS REAL ESTATE FUND XIV, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2012

			Initial Cost			Gross Carrying Amount as of December 31, 2012
Description	Ownership	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(c)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation & Amortization(b)	Date of Construction	Date Acquired
SIEMENS - ORLANDO BUILDING (a)	53%	None	$1,950,000	$8,734,436	$(340,777)	$2,031,250	$7,928,281	$384,128	$—	$10,343,659	$2,402,983	2001	10/30/2003

(a)	The Siemens - Orlando Building comprises two single-story office buildings located in Orlando, Florida, owned by Fund XIII-XIV Associates.

(b)
Buildings, land improvements, building improvements, tenant improvements, and intangible lease assets are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, the shorter of the economic life or corresponding lease terms and corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

WELLS REAL ESTATE FUND XIV, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AND AMORTIZATION

DECEMBER 31, 2012

	Cost		Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2009	$23,364,849		$3,970,816

2010 additions	1,580,660		742,436
2010 impairments	(3,314,032)	(1,2)	—
2010 dispositions	(1,393,593)		(1,393,593)
BALANCE AT DECEMBER 31, 2010	20,237,884		3,319,659

2011 additions	109,445		639,367
2011 dispositions	(7,779,889)		(1,210,182)
BALANCE AT DECEMBER 31, 2011	12,567,440		2,748,844

2012 additions	255,870		257,372
2012 dispositions	(2,479,651)		(603,233)
BALANCE AT DECEMBER 31, 2012	$10,343,659		$2,402,983

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the "Joint Venture") as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$2,031,250	$2,031,250
Building and improvements, less accumulated depreciation of $2,032,332 and $1,825,039 at December 31, 2012 and 2011, respectively	5,895,949	5,847,372
Intangible lease assets, less accumulated amortization of $370,651 and $330,216 at December 31, 2012 and 2011, respectively	13,477	53,912
Total real estate assets	7,940,676	7,932,534

Cash and cash equivalents	345,888	408,025
Tenant receivables	47,921	61,721
Intangible lease origination costs, less accumulated amortization of $204,547 and $182,233 at December 31, 2012 and 2011, respectively	7,438	29,752
Deferred leasing costs, less accumulated amortization of $34,980 and $40,762 at December 31, 2012 and 2011, respectively	94,962	14,652
Other assets	13,162	10,624
Total assets	$8,450,047	$8,457,308

Liabilities:
Accounts payable and accrued expenses	$14,554	$33,290
Accrued capital expenditures	58,451	—
Due to affiliate	5,429	35,145
Deferred income	116,142	118,988
Partnership distributions payable	192,086	252,501
Total liabilities	386,662	439,924

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	3,813,981	3,792,223
Wells Real Estate Fund XIV, L.P.	4,249,404	4,225,161
Total partners' capital	8,063,385	8,017,384
Total liabilities and partners' capital	$8,450,047	$8,457,308

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$1,191,591	$1,296,901	$1,286,027
Tenant reimbursements	348,776	375,907	356,088
Interest and other income	673	390	360
Total revenues	1,541,040	1,673,198	1,642,475

Expenses:
Property operating costs	341,914	341,185	309,921
Management and leasing fees:
Related-party	66,226	65,937	34,936
Other	—	8,333	43,670
Depreciation	207,293	374,798	252,457
Amortization	109,132	107,945	105,446
General and administrative	85,700	68,661	54,803
Total expenses	810,265	966,859	801,233
Net Income	$730,775	$706,339	$841,242

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners' Capital
Balance, December 31, 2009	$4,038,859	$4,499,955	$8,538,814

Net income	397,907	443,335	841,242
Partnership distributions	(460,628)	(513,216)	(973,844)
Balance, December 31, 2010	3,976,138	4,430,074	8,406,212

Net income	334,099	372,240	706,339
Partnership distributions	(518,014)	(577,153)	(1,095,167)
Balance, December 31, 2011	3,792,223	4,225,161	8,017,384

Net income	345,657	385,118	730,775
Partnership distributions	(323,899)	(360,875)	(684,774)
Balance, December 31, 2012	$3,813,981	$4,249,404	$8,063,385

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$730,775	$706,339	$841,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	207,293	374,798	252,457
Amortization	112,381	111,194	108,695
Changes in assets and liabilities:
Decrease in tenant receivables	13,800	11,356	4,254
(Increase) decrease in other assets	(2,538)	2,902	(1,621)
(Decrease) increase in accounts payable and accrued expenses	(18,736)	9,548	2,998
(Decrease) increase in due to affiliate	(29,716)	30,602	(570)
(Decrease) increase in deferred income	(2,846)	(38,189)	97,186
Net cash provided by operating activities	1,010,413	1,208,550	1,304,641

Cash Flows From Investing Activities:
Investment in real estate assets	(197,419)	(109,445)	(232,804)
Payment of deferred leasing costs	(129,942)	(20,350)	—
Net cash used in investing activities	(327,361)	(129,795)	(232,804)

Cash Flows From Financing Activities:
Operating distributions to joint venture partners in excess of accumulated earnings	(745,189)	(1,045,803)	(1,059,451)
Net (Decrease) Increase In Cash And Cash Equivalents	(62,137)	32,952	12,386

Cash And Cash Equivalents, beginning of year	408,025	375,073	362,687
Cash And Cash Equivalents, end of year	$345,888	$408,025	$375,073

Supplemental Disclosure Of Noncash Investing and Financing Activities:
Partnership distributions payable	$192,086	$252,501	$203,137
Accrued capital expenditures	$58,451	$—	$—

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

1.	ORGANIZATION AND BUSINESS
On August 20, 2003, Wells Real Estate Fund XIII, L.P. ("Fund XIII") and Wells Real Estate Fund XIV, L.P. ("Fund XIV") entered into a Georgia general partnership to form Fund XIII and Fund XIV Associates (the "Joint Venture"). The general partners of Fund XIII and Fund XIV are Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital").
The Joint Venture was formed to acquire and operate commercial real properties. On October 30, 2003, the Joint Venture purchased two single-story office buildings containing approximately 82,000-square-feet, the Siemens - Orlando Building, located in Orlando, Florida. On December 19, 2003, the Joint Venture acquired the Randstad - Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia. On March 26, 2004, the Joint Venture purchased an approximately 120,000-square-foot, one story office and warehouse building, 7500 Setzler Parkway, located in Brooklyn Park, Minnesota. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.
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

Evaluating the Recoverability of Real Estate Assets
Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant of the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets to date; however, the Joint Venture's remaining asset may be carried at an amount more than could be realized in a current disposition transaction.
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

As of December 31, 2012 and 2011, the Joint Venture had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$30,864	$353,264	$211,985
Accumulated Amortization	(29,782)	(340,869)	(204,547)
Net	$1,082	$12,395	$7,438

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$30,864	$353,264	$211,985
Accumulated Amortization	$(26,532)	$(303,684)	$(182,233)
Net	$4,332	$49,580	$29,752

During the years ended December 31, 2012, 2011, and 2010, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$3,249	$37,186	$22,314
2011	$3,249	$37,185	$22,314
2010	$3,249	$37,186	$22,315

The remaining net unamortized balance for intangible assets will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$1,082	$12,395	$7,438
Thereafter	—	—	—
	$1,082	$12,395	$7,438
Average Amortization Period	4 months	4 months	4 months
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Joint Venture is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, the Joint Venture reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-

place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.
Cash and Cash Equivalents
The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2012 or 2011.
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
Other Assets
Other assets as of December 31, 2012 and 2011 are comprised of the following items:

	2012	2011
Prepaid expenses	$6,598	$4,060
Utility deposits	6,564	6,564
Total	$13,162	$10,624
Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2012 or 2011.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively, for the years ended December 31, 2012 and 2011. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Joint Venture for the` period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Joint Venture's financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture's properties. The Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $66,226, $65,937, and $34,936 for the years ended December 31, 2012, 2011, and 2010, respectively.
Due to Affiliate
As presented in the accompanying balance sheets, due to affiliate as of December 31, 2012 and 2011 represents amounts due to Wells Management for the following items:

	2012	2011
Administrative reimbursements	$3,546	$2,840
Property management fees	1,883	32,305
	$5,429	$35,145

Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred administrative expenses of $39,331, $25,575 and $0, respectively, payable to Wells Management for these services.

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2012 is as follows:

Year ended December 31:
2013	$1,099,690
2014	514,865
2015	252,869
2016	260,377
2017	268,202
Thereafter	—
$2,396,003
Three tenants generated approximately 70%, 18%, and 12% of contractual rental income for the year ended December 31, 2012, and three tenants will generate approximately 52%, 45%, and 3% of future contractual rental income.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2012

		Initial Cost			Gross Carrying Amount s of December 31, 2012
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(b)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
SIEMENS - ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$(340,777)	$2,031,250	$7,928,281	$384,128	$—	$10,343,659	$2,402,983	2001	10/30/2003

(a)	The Siemens - Orlando Building consists of two single-story office buildings located in Orlando, Florida.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(c)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2012

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2009	$9,745,540	$1,447,131

Additions	232,804	292,892
BALANCE AT DECEMBER 31, 2010	9,978,344	1,740,023

Additions	109,445	415,232
BALANCE AT DECEMBER 31, 2011	10,087,789	2,155,255

Additions	255,870	247,728
BALANCE AT DECEMBER 31, 2012	$10,343,659	$2,402,983