Form 10-Q
period 2013-03-31
WELLS REAL ESTATE FUND XIV LP
filed 2013-05-14
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIV, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets:
Investment in joint venture	$4,208,108	$4,249,404
Cash and cash equivalents	1,894,920	1,844,841
Tenant receivables	4,502	4,502
Due from joint venture	143,652	101,229
Other assets	5,920	7,093
Total assets	$6,257,102	$6,207,069

Liabilities:
Accounts payable and accrued expenses	$20,728	$19,789
Due to affiliates	1,894	5,839
Total liabilities	22,622	25,628

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,073,615 units issued and outstanding	6,226,000	6,173,491
Tax Preferred – 400,508 units issued and outstanding	—	—
General Partners	8,480	7,950
Total partners' capital	6,234,480	6,181,441
Total liabilities and partners' capital	$6,257,102	$6,207,069
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Revenues:
Interest and other income	$185	$5,020
Total revenues	185	5,020
Expenses:
General and administrative	49,502	54,264
Total expenses	49,502	54,264
Equity in Income of Joint Venture	102,356	108,451
Income from Continuing Operations	53,039	59,207
Discontinued Operations:
Operating income	—	493,374
Gain on sale of real estate assets	—	363,895
Income from Discontinued Operations	—	857,269
Net Income	$53,039	$916,476
Net Income (Loss) Allocated to:
Cash Preferred limited partners:
Income from continuing operations	$52,509	$99,837
Income from discontinued operations	—	503,093
Net income allocated to Cash Preferred limited partners	$52,509	$602,930
Tax Preferred limited partners:
Loss from continuing operations	$—	$(41,222)
Income from discontinued operations	—	349,242
Net income allocated to Tax Preferred limited partners	$—	$308,020
General partners:
Income from continuing operations	$530	$592
Income from discontinued operations	—	4,934
Net income allocated to general partners	$530	$5,526
Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred:
Income from continuing operations	$0.02	$0.04
Income from discontinued operations	—	0.19
Net income per Cash Preferred limited partner unit	$0.02	$0.23
Tax Preferred:
Loss from continuing operations	$—	$(0.05)
Income from discontinued operations	—	0.42
Net income per Tax Preferred limited partner unit	$—	$0.37
Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,073,615	2,648,615
Tax Preferred	400,508	825,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	2,648,615	$15,771,638	825,508	$824,632	$745	$16,597,015

Tax Preferred conversion elections	425,000	—	(425,000)	—	—	—
Net income (loss)	—	(694,735)	—	1,771,956	7,205	1,084,426
Distributions of net sale proceeds ($3.22 and $3.64 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(8,903,412)	—	(2,596,588)	—	(11,500,000)
BALANCE, December 31, 2012	3,073,615	6,173,491	400,508	—	7,950	6,181,441

Net income	—	52,509	—	—	530	53,039
BALANCE, March 31, 2013	3,073,615	$6,226,000	400,508	$—	$8,480	$6,234,480
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$53,039	$916,476
Operating distributions received from joint venture	101,229	133,068
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	—	(363,895)
Depreciation	—	3,500
Amortization	—	11,300
Bad debt expense	—	49,320
Equity in income of joint venture	(102,356)	(108,451)
Changes in assets and liabilities:
Increase in tenant receivables	—	(49,320)
Decrease in other assets	1,173	1,190
Increase (decrease) in accounts payable, accrued expenses, and refundable security deposits	939	(14,485)
Decrease in deferred income	—	(11,481)
(Decrease) increase in due to affiliates	(3,945)	23,515
Net cash provided by operating activities	50,079	590,737

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	—	2,262,634
Net Increase in Cash and Cash Equivalents	50,079	2,853,371

Cash and Cash Equivalents, beginning of period	1,844,841	10,305,477
Cash and Cash Equivalents, end of period	$1,894,920	$13,158,848

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (unaudited)

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
During the periods presented, the Partnership owned the following property directly:

1. 3675 Kennesaw Building(1) A one-story distribution warehouse building located in Kennesaw, Georgia

(1)	This property was sold in February 2012.

During the periods presented, the Partnership owned interests in the following joint venture (the "Joint Venture") and property:

Joint Venture	Joint Venture Partners	Ownership %	Property
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates" or the "Joint Venture")	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Venture and foregoing properties, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.

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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets, in which the Partnership has an ownership interest, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership has determined that there have been no additional impairments in the carrying value of any of its real estate assets to date; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
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

Intangible Assets Arising from In-Place Leases where the Partnership is the Lessor
During the three months ended March 31, 2013 and 2012, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the three months ended March 31:
2013	$—	$—	$—
2012	$930	$5,213	$4,696

Tenant Receivables

Tenant receivables are comprised of prior year reimbursement billings due from the tenant at 150 Apollo Drive. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of March 31, 2013 and December 31, 2012, respectively.

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
Recent Accounting Pronouncement

In April 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-07, Presentation of Financial Statements: Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Partnership beginning on January 1, 2014. The Partnership expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months ended March 31, 2013 and 2012, is presented below:

	Total Revenues		Net Income
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Fund XIII-XIV Associates	$394,761	$411,379	$194,225	$205,788
Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of March 31, 2013 and December 31, 2012 represents operating cash flow generated by the Joint Venture for the three months ended March 31, 2013 and December 31, 2012, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees were paid by the Partnership for the properties owned directly. The Partnership's share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $8,088 and $32,578 for the three months ended March 31, 2013 and 2012, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $16,257 and $26,691 payable to Wells Capital and Wells Management for the three months ended March 31, 2013 and 2012, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2013 and December 31, 2012 was comprised of administrative reimbursements due to Wells Capital and/or Wells Management.
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
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement.  Pursuant to the terms of the settlement and the Court's order preliminarily approving the settlement, notice of the proposed settlement was given to the class.  On March 21, 2013, the plaintiff filed a motion for final approval of the settlement and for an award of attorneys' fees and expenses.  On April 18, 2013, the Court entered an order granting final approval of the settlement, dismissing the lawsuit with prejudice, and awarding attorneys' fees and expenses to the plaintiff.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of March 31, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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
In accordance with GAAP, the Partnership has classified the results of operations related to the 3675 Kennesaw Building, which was sold on February 24, 2012, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$—	$46,043
Tenant reimbursements	—	13,827
Bad debt recoveries	—	546,109
Total revenues	—	605,979
Expenses:
Property operating costs	—	5,051
Asset and property management fees:
Related-party	—	23,625
Depreciation	—	3,500
Amortization	—	10,370
Bad debt expense	—	49,320
General and administrative expenses	—	20,739
Total expenses	—	112,605
Operating income	—	493,374
Gain on disposition	—	363,895
Income from Discontinued Operations	$—	$857,269
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
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all provided in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the five properties in which we have held interests, either directly or through investments in the Joint Venture. On May 10, 2013, Fund XIII-XIV Associates and Cemex Construction Materials Florida, LLC ("Cemex") entered into a lease amendment at the Siemens – Orlando Building, which reduced Cemex's square footage leased from approximately 16% of the building to approximately 13% of the building and extended the lease term on the reduced square footage from April 30, 2013 to December 31, 2018. While we continue to focus on re-leasing space that may become vacant upon the expiration of our current leases and that we believe will ultimately result in a better disposition pricing of our remaining asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
The first quarter 2013 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of anticipated re-leasing costs at our remaining property as existing leases expire.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on leasing and marketing efforts at our remaining property that we believe will ultimately result in a better disposition pricing of our asset for our limited partners. We will also evaluate offers to sell our remaining property on an as-is basis. As of April 30, 2013, we owned an interest in one property.
Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The 150 Apollo Drive property was sold on July 21, 2011.

•	The 3675 Kennesaw Building was sold on February 24, 2012.

•
The Siemens – Orlando Building, located in Orlando, Florida, is currently 97% leased to three tenants. The major lease to Siemens Real Estate for approximately 63% of the building extends through April 2014.

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
Short-Term Liquidity
During the three months ended March 31, 2013, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $50,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated during the three months ended March 31, 2013 to fund our pro rata share of anticipated re-leasing costs at our remaining property as existing leases expire. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for our remaining property owned by the Joint Venture. We anticipate that operating distributions from Fund XIII-XIV Associates may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens – Orlando Building.
We believe that the cash on hand and the distribution due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $23,000, as of March 31, 2013.
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
Capital Resources
We fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our remaining property, and tenant improvements for the purpose of readying our remaining property for re-leasing. As leases at our remaining property expire, we will work with the Joint Venture to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.
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

As of March 31, 2013, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2013	Undistributed Net Sale Proceeds as of March 31, 2013
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$—	—	$4,597,063	$—
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	—	—	4,739,100	—
150 Apollo Drive (sold in 2011)	$9,566,058	100.0%	9,566,058	—	—	9,566,058	—
3675 Kennesaw Building (sold in 2012)	$2,262,634	100.0%	2,262,634	—	—	1,887,779	374,855
Total			$21,164,855	$—		$20,790,000	$374,855

Upon evaluating the capital needs of our portfolio, our General Partners have decided to reserve the remaining net sale proceeds in the near-term to fund our pro rata share of anticipated re-leasing costs at our remaining property.

Results of Operations
Comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2013
Continuing Operations
Interest and other income decreased from $5,020 for the three months ended March 31, 2012 to $185 for the three months ended March 31, 2013 as a result of a decrease in our average outstanding cash balance due to distributing $11.5 million in net sale proceeds to the limited partners in 2012. Future levels of interest income will be largely dependent on the timing of the future disposition of our remaining property and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Venture related to funding our pro rata share of re-leasing costs and capital expenditures, and fluctuations in the average daily yield earned on cash balances.
General and administrative expenses decreased from $54,264 for the three months ended March 31, 2012 to $49,502 for the three months ended March 31, 2013, primarily due to a decrease in accounting fees as a result of the property dispositions, partially offset by an increase in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Equity in income of Joint Venture remained relatively stable at $108,451 for the three months ended March 31, 2012 and $102,356 for the three months ended March 31, 2013. We expect equity in income of Joint Venture to remain at a similar level in the near term, as compared to the first quarter of 2013.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 3675 Kennesaw Building as discontinued operations for all periods presented. Income from discontinued operations decreased from $857,269 for the three months ended March 31, 2012 to $0 for the three months ended March 31, 2013 as a result of selling the 3675 Kennesaw Building in February 2012.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets and related intangible assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Commitment and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. See Note 4 and Note 7 to our financial statements included in this report for further explanations. Examples of such commitments and contingencies include our property management and leasing agreements.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2013, requiring disclosure under Item 103 of Regulation S-K. Information regarding legal proceedings involving certain of our related parties is set forth in Note 4 to our financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

May 14, 2013		/s/ BRIAN M. DAVIS
Brian M. Davis
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO FIRST QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIV, L.P.

Exhibit Number		Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

*	Furnished with this Form 10-Q, but not filed under the Exchange Act