Form 10-Q
period 2013-06-30
WELLS REAL ESTATE FUND XIV LP
filed 2013-08-13
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	(Unaudited)
	6/30/2013	December 31, 2012
Assets:
Investment in joint venture	$4,238,070	$4,249,404
Cash and cash equivalents	2,006,480	1,844,841
Tenant receivables	—	4,502
Due from joint venture	32,953	101,229
Other assets	2,371	7,093
Total assets	$6,279,874	$6,207,069

Liabilities:
Accounts payable and accrued expenses	$3,055	$19,789
Due to affiliates	4,749	5,839
Total liabilities	7,804	25,628

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,073,615 units issued and outstanding	6,263,214	6,173,491
Tax Preferred – 400,508 units issued and outstanding	—	—
General Partners	8,856	7,950
Total partners' capital	6,272,070	6,181,441
Total liabilities and partners' capital	$6,279,874	$6,207,069
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Interest and other income	$191	$3,363	$376	$8,383
Total revenues	191	3,363	376	8,383
Expenses:
General and administrative	31,102	39,289	80,604	93,553
Total expenses	31,102	39,289	80,604	93,553
Equity in Income of Joint Venture	62,915	94,556	165,271	203,007
Income from Continuing Operations	32,004	58,630	85,043	117,837
Discontinued Operations:
Operating income (loss)	5,586	(3,789)	5,586	489,585
Gain on sale of real estate assets	—	—	—	363,895
Income (loss) from Discontinued Operations	5,586	(3,789)	5,586	853,480
Net Income	$37,590	$54,841	$90,629	$971,317
Net Income (Loss) Allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$31,684	$(456,855)	$84,193	$(357,018)
Income (loss) from discontinued operations	5,530	(1,236)	5,530	501,857
Net income (loss) allocated to Cash Preferred limited partners	$37,214	$(458,091)	$89,723	$144,839
Tax Preferred limited partners:
Income from continuing operations	$—	$514,899	$—	$473,677
Income (loss) from discontinued operations	—	(2,515)	—	346,727
Net income allocated to Tax Preferred limited partners	$—	$512,384	$—	$820,404
General partners:
Income from continuing operations	$320	$586	$850	$1,178
Income (loss) from discontinued operations	56	(38)	56	4,896
Net income allocated to general partners	$376	$548	$906	$6,074
Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred limited partners:
Income (loss) from continuing operations	$0.01	$(0.17)	$0.03	$(0.13)
Income from discontinued operations	—	—	—	0.19
Net income (loss) per Cash Preferred limited partner unit	$0.01	$(0.17)	$0.03	$0.06
Tax Preferred limited partners:
Income from continuing operations	$—	$0.62	$—	$0.57
Income from discontinued operations	—	—	—	0.42
Net income per Tax Preferred limited partner unit	$—	$0.62	$—	$0.99
Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,073,615	2,648,615	3,073,615	2,648,615
Tax Preferred	400,508	825,508	400,508	825,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	2,648,615	$15,771,638	825,508	$824,632	$745	$16,597,015

Tax Preferred conversion elections	425,000	—	(425,000)	—	—	—
Net income (loss)	—	(694,735)	—	1,771,956	7,205	1,084,426
Distributions of net sale proceeds ($3.22 and $3.64 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(8,903,412)	—	(2,596,588)	—	(11,500,000)
BALANCE, December 31, 2012	3,073,615	6,173,491	400,508	—	7,950	6,181,441

Net income	—	89,723	—	—	906	90,629
BALANCE, June 30, 2013	3,073,615	$6,263,214	400,508	$—	$8,856	$6,272,070
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$90,629	$971,317
Operating distributions received from joint venture	244,881	248,290
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	—	(363,895)
Depreciation	—	3,500
Amortization	—	11,300
Bad debt expense	—	49,320
Equity in income of joint venture	(165,271)	(203,007)
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	4,502	(49,320)
Decrease in other assets	4,722	72,142
Decrease in accounts payable, accrued expenses, and refundable security deposits	(16,734)	(31,663)
Decrease in deferred income	—	(11,481)
Decrease in due to affiliates	(1,090)	(1,314)
Net cash provided by operating activities	161,639	695,189

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	—	2,262,634

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	—	(7,000,000)
Net Increase (Decrease) in Cash and Cash Equivalents	161,639	(4,042,177)

Cash and Cash Equivalents, beginning of period	1,844,841	10,305,477
Cash and Cash Equivalents, end of period	$2,006,480	$6,263,300

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (unaudited)

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

Intangible Assets Arising from In-Place Leases where the Partnership is the Lessor

During the six months ended June 30, 2013 and 2012, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the six months ended June 30:
2013	$—	$—	$—
2012	$930	$5,213	$4,696

Distribution of Net Cash from Operations
Net cash from operations, if available and unless reserved, is generally distributed quarterly to the partners as follows:

•
First, to all Cash Preferred limited partners on a per-unit basis until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined;

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership; and

•	Third, to the Cash Preferred limited partners on a per-unit basis and the General Partners allocated on a basis of 90% and 10%, respectively.
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
Recent Accounting Pronouncement

In April 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-07, Presentation of Financial Statements Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Partnership beginning on January 1, 2014. The Partnership expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for the Joint Venture for the three months and six months ended June 30, 2013 and 2012, respectively, is presented below:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund XIII-XIV Associates	$314,249	$374,983	$119,383	$179,424	$709,010	$786,362	$313,608	$385,213
Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of June 30, 2013 and December 31, 2012 represents operating cash flow generated by the Joint Venture for the three months ended June 30, 2013 and December 31, 2012, respectively, which is attributable to the Partnership.

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

Management and leasing fees were paid by the Partnership for the properties owned directly. The Partnership's share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $5,563 and $10,270 for the three months ended June 30, 2013 and 2012, respectively, and $13,651 and $42,848 for the six months ended June 30, 2013 and 2012, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $14,921 and $19,799 payable to Wells Capital and Wells Management for the three months ended June 30, 2013 and 2012, respectively, and $31,178 and $46,491 for the six months ended June 30, 2013 and 2012, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2013 and December 31, 2012 was comprised of administrative reimbursements due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the management of assets for WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of June 30, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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
In accordance with GAAP, the Partnership has classified the results of operations related to the 3675 Kennesaw Building, which was sold on February 24, 2012, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$—	$—	$—	$46,043
Tenant reimbursements	5,586	—	5,586	13,827
Bad debt recoveries	—	—	—	546,109
Total revenues	5,586	—	5,586	605,979
Expenses:
Property operating costs	—	—	—	5,051
Asset and property management fees:
Related-party	—	—	—	23,625
Depreciation	—	—	—	3,500
Amortization	—	—	—	10,370
Bad debt expense	—	—	—	49,320
General and administrative expenses	—	3,789	—	24,528
Total expenses	—	3,789	—	116,394
Operating income (loss)	5,586	(3,789)	5,586	489,585
Gain on disposition	—	—	—	363,895
Income (Loss) from Discontinued Operations	$5,586	$(3,789)	$5,586	$853,480
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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2013, Fund XIII-XIV Associates executed a lease amendment with Cemex Construction Materials Florida, LLC ("Cemex") at the Siemens - Orlando Building. As a result, Cemex has the right to request the reimbursement of agreed upon tenant improvements estimated at approximately $157,000, which would be required to be funded by Fund XIII-XIV Associates.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the five properties in which we have held interests, either directly or through investments in the Joint Venture. On May 10, 2013, Fund XIII-XIV Associates and Cemex entered into a lease amendment at the Siemens – Orlando Building, which reduced Cemex's square footage leased from approximately 16% to approximately 13%, effective January 1, 2013, and extended the lease term on the reduced square footage from April 30, 2013 to December 31, 2018. While we continue to focus on re-leasing the current vacant space and space that may become vacant upon the expiration of our current leases and that we believe will ultimately result in a better disposition pricing of our remaining asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
The second quarter 2013 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of anticipated re-leasing costs at our remaining property as existing leases expire.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on leasing and marketing efforts at our remaining property that we believe will ultimately result in a better disposition pricing of our asset for our limited partners. We will also evaluate offers to sell our remaining property on an as-is basis. As of July 31, 2013, we owned an interest in one property.
Information relating to the properties owned, or previously owned, by the Partnership or its Joint Venture is presented below:

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
Short-Term Liquidity
During the six months ended June 30, 2013, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $162,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated during the six months ended June 30, 2013 to fund our pro rata share of anticipated re-leasing costs at our remaining property as existing leases expire. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for our remaining property owned by the Joint Venture. We anticipate that operating distributions from Fund XIII-XIV Associates may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens – Orlando Building in connection with the recent lease extension executed with Cemex.
We believe that the cash on hand and the distribution due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $8,000, as of June 30, 2013.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from our remaining property owned by the Joint Venture, and net proceeds generated from the sale of that property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for our remaining property owned by the Joint Venture. We expect to continue to use substantially all future net cash from operations, including distributions received from the Joint Venture, to fund (i) our pro rata share of leasing costs and capital expenditures necessary to position our remaining property for sale and (ii) our general and administrative expenses. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
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
As of June 30, 2013, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2013	Undistributed Net Sale Proceeds as of June 30, 2013
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$—	—	$4,597,063	$—
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	—	—	4,739,100	—
150 Apollo Drive (sold in 2011)	$9,566,058	100.0%	9,566,058	—	—	9,566,058	—
3675 Kennesaw Building (sold in 2012)	$2,262,634	100.0%	2,262,634	—	—	1,887,779	374,855
Total			$21,164,855	$—		$20,790,000	$374,855

Upon evaluating the capital needs of our portfolio, our General Partners have decided to reserve the remaining net sale proceeds in the near-term to fund our pro rata share of anticipated re-leasing costs at our remaining property.

Results of Operations
Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2013
Continuing Operations
Interest and other income decreased from $3,363 for the three months ended June 30, 2012 to $191 for the three months ended June 30, 2013 as a result of a decrease in our average outstanding cash balance due to distributing $11.5 million in net sale proceeds to the limited partners in 2012. Future levels of interest income will be largely dependent on the timing of the future disposition of our remaining property and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Venture related to funding our pro rata share of re-leasing costs and capital expenditures, and fluctuations in the average daily yield earned on cash balances.
General and administrative expenses decreased from $39,289 for the three months ended June 30, 2012 to $31,102 for the three months ended June 30, 2013, primarily due to a decrease in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Equity in income of Joint Venture decreased from $94,556 for the three months ended June 30, 2012 to $62,915 for the three months ended June 30, 2013. The decrease is primarily attributable to a decrease in rental and reimbursement revenue at the Siemens - Orlando Building as a result of the recent amendment executed in May 2013 with Cemex, which included a reduction in square footage leased effective January 1, 2013. We expect equity in income of Joint Ventures to increase slightly in the near term as a result of the annual adjustment to rental revenue related to the Cemex amendment recognized in the second quarter of 2013; however, if we are unable to secure suitable replacement tenants for Siemens - Orlando Building (Siemens Real Estate lease is scheduled to expire on April 30, 2014), equity in income of Joint Ventures would decline, as compared to the second quarter of 2013.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 3675 Kennesaw Building as discontinued operations for all periods presented. Income (loss) from discontinued operations increased from a loss of $(3,789) for the three months ended June 30, 2012 to income of $5,586 for the three months ended June 30, 2013 as a result of an adjustment to tenant reimbursements and property operating costs in the second quarter of 2013.

Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2013
Continuing Operations
Interest and other income decreased from $8,383 for the six months ended June 30, 2012 to $376 for the six months ended June 30, 2013 as a result of a decrease in our average outstanding cash balance due to distributing $11.5 million in net sale proceeds to the limited partners in 2012. Future levels of interest income will be largely dependent on the timing of the future disposition of our remaining property and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Venture related to funding our pro rata share of re-leasing costs and capital expenditures, and fluctuations in the average daily yield earned on cash balances.
General and administrative expenses decreased from $93,553 for the six months ended June 30, 2012 to $80,604 for the six months ended June 30, 2013, primarily due to a decrease in accounting fees as a result of the property dispositions and a decrease in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Equity in income of Joint Venture decreased from $203,007 for the six months ended June 30, 2012 to $165,271 for the six months ended June 30, 2013. The decrease is primarily attributable to a decrease in rental and reimbursement revenue at the Siemens - Orlando Building as a result of the recent amendment executed in May 2013 with Cemex which included a reduction in square footage leased effective January 1, 2013. We expect equity in income of Joint Ventures to increase slightly in the near term as a result of the annual adjustment to rental revenue related to the Cemex amendment recognized in the second quarter of 2013; however, if we are unable to secure suitable replacement tenants for Siemens - Orlando Building (Siemens Real Estate lease is scheduled to expire on April 30, 2014), equity in income of Joint Ventures would decline.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 3675 Kennesaw Building as discontinued operations for all periods presented. Income from discontinued operations decreased from $853,480 for the six months ended June 30, 2012 to $5,586 for the six months ended June 30, 2013 as a result of selling the 3675 Kennesaw Building in February 2012.
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
Commitment and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. See Note 4 and Note 7 to our financial statements included in this report for further explanations. Examples of such commitments and contingencies include:

•	commitments under existing lease agreements; and

•	property management and leasing agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2013, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

August 13, 2013		/s/ BRIAN M. DAVIS
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