Form 10-Q
period 2013-09-30
WELLS REAL ESTATE FUND XIV LP
filed 2013-11-12
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Investment in joint venture	$4,213,062	$4,249,404
Cash and cash equivalents	2,010,053	1,844,841
Tenant receivables	—	4,502
Due from joint venture	145,101	101,229
Other assets	2,371	7,093
Total assets	$6,370,587	$6,207,069

Liabilities:
Accounts payable and accrued expenses	$2,191	$19,789
Due to affiliates	4,728	5,839
Total liabilities	6,919	25,628

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,073,615 units issued and outstanding	6,353,896	6,173,491
Tax Preferred – 400,508 units issued and outstanding	—	—
General Partners	9,772	7,950
Total partners' capital	6,363,668	6,181,441
Total liabilities and partners' capital	$6,370,587	$6,207,069
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Interest and other income	$198	$2,427	$574	$10,810
Total revenues	198	2,427	574	10,810
Expenses:
General and administrative	28,693	36,239	109,297	129,792
Total expenses	28,693	36,239	109,297	129,792
Equity in Income of Joint Venture	120,093	84,809	285,364	287,816
Income from Continuing Operations	91,598	50,997	176,641	168,834
Discontinued Operations:
Operating income	—	185	5,586	489,770
Gain on sale of real estate assets	—	—	—	363,895
Income from Discontinued Operations	—	185	5,586	853,665
Net Income	$91,598	$51,182	$182,227	$1,022,499
Net Income (Loss) Allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$90,682	$50,487	$174,875	$(306,531)
Income from discontinued operations	—	183	5,530	502,040
Net income allocated to Cash Preferred limited partners	$90,682	$50,670	$180,405	$195,509
Tax Preferred limited partners:
Income from continuing operations	$—	$—	$—	$473,677
Income from discontinued operations	—	—	—	346,727
Net income allocated to Tax Preferred limited partners	$—	$—	$—	$820,404
General partners:
Income from continuing operations	$916	$510	$1,766	$1,688
Income from discontinued operations	—	2	56	4,898
Net income allocated to general partners	$916	$512	$1,822	$6,586
Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred limited partners:
Income (loss) from continuing operations	$0.03	$0.02	$0.06	$(0.12)
Income from discontinued operations	—	—	—	0.19
Net income per Cash Preferred limited partner unit	$0.03	$0.02	$0.06	$0.07
Tax Preferred limited partners:
Income from continuing operations	$—	$—	$—	$0.58
Income from discontinued operations	—	—	—	0.42
Net income per Tax Preferred limited partner unit	$—	$—	$—	$1.00
Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,073,615	2,673,615	3,073,615	2,656,948
Tax Preferred	400,508	800,508	400,508	817,175
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	2,648,615	$15,771,638	825,508	$824,632	$745	$16,597,015

Tax Preferred conversion elections	425,000	—	(425,000)	—	—	—
Net income (loss)	—	(694,735)	—	1,771,956	7,205	1,084,426
Distributions of net sale proceeds ($3.22 and $3.64 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(8,903,412)	—	(2,596,588)	—	(11,500,000)
BALANCE, December 31, 2012	3,073,615	6,173,491	400,508	—	7,950	6,181,441

Net income	—	180,405	—	—	1,822	182,227
BALANCE, September 30, 2013	3,073,615	$6,353,896	400,508	$—	$9,772	$6,363,668
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$182,227	$1,022,499
Operating distributions received from joint venture	277,834	358,335
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	—	(363,895)
Depreciation	—	3,500
Amortization	—	11,300
Bad debt expense	—	49,320
Equity in income of joint venture	(285,364)	(287,816)
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	4,502	(49,320)
Decrease in other assets	4,722	76,644
Decrease in accounts payable, accrued expenses, and refundable security deposits	(17,598)	(34,214)
Decrease in deferred income	—	(11,481)
(Decrease) increase in due to affiliates	(1,111)	147
Net cash provided by operating activities	165,212	775,019

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	—	2,262,634

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	—	(7,000,000)
Net Increase (Decrease) in Cash and Cash Equivalents	165,212	(3,962,347)

Cash and Cash Equivalents, beginning of period	1,844,841	10,305,477
Cash and Cash Equivalents, end of period	$2,010,053	$6,343,130

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (unaudited)

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
Summary of Financial Information
Condensed financial information for the Joint Venture for the three months and nine months ended September 30, 2013 and 2012, respectively, is presented below:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund XIII-XIV Associates	$401,819	$374,373	$227,881	$160,927	$1,110,829	$1,160,735	$541,489	$546,140
Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of September 30, 2013 and December 31, 2012 represents operating cash flow generated by the Joint Venture for the three months ended September 30, 2013 and December 31, 2012, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees were paid by the Partnership for the properties owned directly. The Partnership's share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $1,573 and $7,127 for the three months ended September 30, 2013 and 2012, respectively, and $10,364 and $49,974 for the nine months ended September 30, 2013 and 2012, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $14,089 and $23,388 payable to Wells Capital and Wells Management for the three months ended September 30, 2013 and 2012, respectively, and $45,267 and $69,879 for the nine months ended September 30, 2013 and 2012, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2013 and December 31, 2012 was comprised of administrative reimbursements due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the management of assets for WREF-sponsored programs and the volume of future dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of September 30, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. In addition, a smaller portion of WREF’s income is derived under agreements with CatchMark Timber Trust, Inc. (“CatchMark”), formerly known as Wells Timberland REIT, Inc. Effective October 25, 2013, CatchMark also transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond June 30, 2014. As such, WREF does not expect to receive significant compensation from Columbia or CatchMark beyond December 31, 2013 and June 30, 2014, respectively.

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
In accordance with GAAP, the Partnership has classified the results of operations related to the 3675 Kennesaw Building, which was sold on February 24, 2012, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$—	$—	$—	$46,043
Tenant reimbursements	—	—	5,586	13,827
Bad debt recoveries	—	—	—	546,109
Interest and other income	—	415	—	415
Total revenues	—	415	5,586	606,394
Expenses:
Property operating costs	—	—	—	5,051
Asset and property management fees:
Related-party	—	—	—	23,625
Depreciation	—	—	—	3,500
Amortization	—	—	—	10,370
Bad debt expense	—	—	—	49,320
General and administrative expenses	—	230	—	24,758
Total expenses	—	230	—	116,624
Operating income	—	185	5,586	489,770
Gain on disposition	—	—	—	363,895
Income from Discontinued Operations	$—	$185	$5,586	$853,665
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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2013, Fund XIII-XIV Associates executed a lease amendment with Cemex Construction Materials Florida, LLC ("Cemex") at the Siemens - Orlando Building. As a result, Cemex has the right to request the reimbursement of agreed upon tenant improvements estimated at approximately $290,000, which would be required to be funded by Fund XIII-XIV Associates.

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
The third quarter 2013 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of anticipated re-leasing costs at our remaining property as existing leases expire.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on leasing and marketing efforts at our remaining property that we believe will ultimately result in a better disposition pricing of our asset for our limited partners. We will also evaluate offers to sell our remaining property on an as-is basis. As of October 31, 2013, we owned an interest in one property.
Information relating to the properties owned, or previously owned, by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The 150 Apollo Drive property was sold on July 21, 2011.

•	The 3675 Kennesaw Building was sold on February 24, 2012.

•
The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants: Siemens Real Estate (approximately 63%, expiring April 2014), Etour and Travel, Inc. (approximately 21%, expiring December 2017), and Cemex Construction Materials Florida, LLC (approximately 16%, expiring December 2018).

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
Short-Term Liquidity
During the nine months ended September 30, 2013, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $165,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated during the nine months ended September 30, 2013 to fund our pro rata share of anticipated re-leasing costs at our remaining property as existing leases expire. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for our remaining property owned by the Joint Venture. We anticipate that operating distributions from Fund XIII-XIV Associates may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens – Orlando Building in connection with the lease extension executed with Cemex.
We believe that the cash on hand and the distribution due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $7,000, as of September 30, 2013.
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

As of September 30, 2013, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners	Undistributed Net Sale Proceeds
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$—	—	$4,597,063	$—
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	—	—	4,739,100	—
150 Apollo Drive (sold in 2011)	$9,566,058	100.0%	9,566,058	—	—	9,566,058	—
3675 Kennesaw Building (sold in 2012)	$2,262,634	100.0%	2,262,634	—	—	1,887,779	374,855
Total			$21,164,855	$—		$20,790,000	$374,855

Upon evaluating the capital needs of our portfolio, our General Partners have decided to reserve the remaining net sale proceeds in the near-term to fund our pro rata share of anticipated re-leasing costs at our remaining property.

Results of Operations
Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2013
Continuing Operations
Interest and other income decreased from $2,427 for the three months ended September 30, 2012 to $198 for the three months ended September 30, 2013 as a result of a decrease in our average outstanding cash balance due to distributing $11.5 million in net sale proceeds to the limited partners in 2012. Future levels of interest income will be largely dependent on the timing of the future disposition of our remaining property and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Venture related to funding our pro rata share of re-leasing costs and capital expenditures, and fluctuations in the average daily yield earned on cash balances.
General and administrative expenses decreased from $36,239 for the three months ended September 30, 2012 to $28,693 for the three months ended September 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Equity in income of Joint Venture increased from $84,809 for the three months ended September 30, 2012 to $120,093 for the three months ended September 30, 2013. The increase is primarily attributable to an increase in rental and reimbursement revenue at the Siemens - Orlando Building in the third quarter of 2013 and parking lot repair costs incurred in the third quarter of 2012 at the Siemens - Orlando Building. We expect equity in income of Joint Venture to remain at a similar level, as compared to the third quarter of 2013; however, if we are unable to secure suitable replacement tenants for Siemens - Orlando Building (Siemens Real Estate lease is scheduled to expire on April 30, 2014), equity in income of Joint Ventures would decline.
Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2013
Continuing Operations
Interest and other income decreased from $10,810 for the nine months ended September 30, 2012 to $574 for the nine months ended September 30, 2013 as a result of a decrease in our average outstanding cash balance due to distributing $11.5 million in net sale proceeds to the limited partners in 2012. Future levels of interest income will be largely dependent on the timing of the future disposition of our remaining property and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Venture related to funding our pro rata share of re-leasing costs and capital expenditures, and fluctuations in the average daily yield earned on cash balances.
General and administrative expenses decreased from $129,792 for the nine months ended September 30, 2012 to $109,297 for the nine months ended September 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Equity in income of Joint Venture remained relatively stable at $287,816 for the nine months ended September 30, 2012 and $285,364 for the nine months ended September 30, 2013. We expect equity in income of Joint Venture to remain at a similar level, as compared to the nine months ended September 30, 2013; however, if we are unable to secure suitable replacement tenants for Siemens - Orlando Building (Siemens Real Estate lease is scheduled to expire on April 30, 2014), equity in income of Joint Ventures would decline.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 3675 Kennesaw Building as discontinued operations for all periods presented. Income from discontinued operations decreased from $853,665 for the nine months ended September 30, 2012 to $5,586 for the nine months ended September 30, 2013 as a result of selling the 3675 Kennesaw Building in February 2012.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2013, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

November 12, 2013		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIV, L.P.

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.