Form 10-K
period 2013-12-31
WELLS REAL ESTATE FUND XIV LP
filed 2014-03-28
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on May 14, 2003 and terminated on April 30, 2005. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Cash Preferred Units and Tax Preferred Units held by non-affiliates as of June 30, 2013 was approximately 2,648,545 and 825,508, respectively.

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
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to stockholders, and maintain the value of our remaining real estate property, may be significantly hindered. Contained in Item 1A are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

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
As of February 28, 2014, we owned a partial interest in one property encompassing 82,000 square feet located in Orlando, Florida. See Item 2, "Properties" for a more detailed description of the properties we owned or own an interest either directly or through a joint venture during the periods presented.
Operating Phases and Objectives
We typically operate in the following five life-cycle phases and, during which, typically focus on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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
Employees
We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us, including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2013, 2012, and 2011.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc. ("WIS"), Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. As of December 31, 2013, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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
Website Address
Access to copies of each of our filings with the SEC is available, free of charge, on the SEC's website, located at http://www.sec.gov. We maintain an Internet website, located at http://www.wellsref.com. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

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
Vacancy and/or near-term tenant rollover at our remaining property could reduce or eliminate future cash distributions to limited partners.
We anticipate that we will be required to expend substantial funds in the future for tenant improvements and other costs necessary to re-lease space that is currently occupied through April 30, 2014 at the Siemens - Orlando Building. If the Siemens - Orlando Building remains partially vacant for a prolonged period of time, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of this property would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such property.
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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners' units, what limited partners might be able to sell their units for, or the fair market value of properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our remaining property were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our property in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our property and the resulting value of our limited partnership units will naturally decline.

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
Our ability to carry out our current business objectives may be adversely affected by the winding down of WREF.

WREF is winding down its operations and, as a result, its workforce and available capital have been significantly reduced.  Accordingly, we may not be able to rely on our General Partners to allocate sufficient time and resources to our operations, which may adversely affect our ability to operate our business and continue our operations in the same manner as in the past.

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
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Randy A. Simmons, and Parker Hudson, each of whom would be difficult to replace. We cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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
Overview
We owned or own interests in our real estate assets directly and through a joint venture with another entity affiliated with the General Partners.
During the periods presented, we owned direct interests in the following properties:

	Leased % as of December 31,
Properties	2013	2012	2011	2010	2009
1. 150 Apollo Drive(1) A three-story office building located in Chelmsford, Massachusetts	-	-	-	100%	100%
2. 3675 Kennesaw Building(2) A one-story distribution warehouse building located in Kennesaw, Georgia	-	-	100%	100%	100%

(1)	This property was sold in July 2011.

(2)	This property was sold in February 2012.

During the periods presented, we owned interests in the following joint venture (the "Joint Venture") and property:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Property	2013	2012	2011	2010	2009
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	Wells Real Estate Fund XIII, L.P. Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	Siemens - Orlando Building Two single-story office buildings located in Orlando, Florida	100%	100%	100%	100%	100%

Wells Real Estate Fund XIII, L.P. is affiliated with us through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations
As of December 31, 2013, the lease expirations scheduled during the following 10 years for our remaining property owned by the Partnership, directly and through the Joint Venture, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2014(2)	1	52,125	$807,938	$425,783	63.4%	63.5%
2017(3)	1	16,964	275,156	145,007	20.6%	21.6%
2018(4)	1	13,086	189,616	99,928	16.0%	14.9%
	3	82,175	$1,272,710	$670,718	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the Joint Venture that owns the leased property.

(2)	Siemens - Orlando Building: Siemens Real Estate lease (approximately 52,100 square feet).

(3)	Siemens - Orlando Building: Etour and Travel, Inc. lease (approximately 17,000 square feet).

(4)	Siemens - Orlando Building: Cemex Construction Materials Florida, LLC lease (approximately 13,100 square feet).
Property Descriptions
The properties in which we owned or own an interest either directly or through the Joint Venture during the periods presented are further described below:
Remaining Property We Currently Own
Siemens - Orlando Building
The Siemens - Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The Siemens - Orlando Building, which was completed in 2002, is under lease agreements with Siemens Real Estate ("Siemens") (approximately 63%); Cemex Construction Materials Florida, LLC (approximately 16%); and Etour and Travel, Inc. (approximately 21%). Approximately 72% of the property was leased to Siemens through February 29, 2012. On March 21, 2012, Fund XIII-XIV Associates entered into an amendment with Siemens that reduced Siemens' square footage leased from 72% to 63% of the property and extended the termination date of the lease on the reduced square footage from February 29, 2012 to April 30, 2014. As of December 31, 2013, the annual base rent payable under the Siemens lease was approximately $808,000. On March 17, 2014, Fund XIII-XIV Associates entered into the fifth amendment with Siemens, which extended the lease term from May 1, 2014 to April 30, 2019. Following a seven month base rental abatement period, annual base rent per square foot will be $14.00 and shall be payable through April 30, 2015. The base rent is scheduled to increase by $0.50 annually beginning on May 1, 2015. Annualized base rent payable in 2019 will be approximately $834,000.
Cemex Construction Materials Florida, LLC ("Cemex") occupies approximately 13,100 rentable square feet of the Siemens - Orlando Building. The Cemex lease commenced in April 2003 and was set to expire in April 2013. On May 10, 2013, Fund XIII-XIV Associates entered into a lease amendment with Cemex which extended the lease term from April 30, 2013 to December 31, 2018. Cemex has the right, at its option, to extend the initial term of its lease for one additional five-year period at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. As of December 31, 2013, the annual base rent payable under the Cemex lease was approximately $164,000, increasing by 3% annually each January through the expiration of the lease. Annualized base rent payable in 2018 will be approximately $190,000.
Etour and Travel, Inc. ("Etour") occupies approximately 17,000 rentable square feet of the Siemens - Orlando Building. Etour is a subsidiary of Kosmas Group International, Inc. ("Kosmas"), the guarantor of the Etour leases. Approximately 12% of the property was leased to Etour was set to expire on November 30, 2012. On May 1, 2012, Etour exercised its final renewal option that expanded Etour's square footage from 12% to 21% of the property and extended the lease term on its total square footage from November 30, 2012 to December 31, 2017. Etour expanded into the square footage vacated by Siemens in March 2012. As of December 31, 2013, the annual base rent payable under the Etour lease was approximately $245,000, increasing by 3% annually each November through the expiration of the lease. Annualized base rent payable in 2017 will be approximately $275,000.

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
Summary
As of February 28, 2014, 3,073,615 Cash Preferred Units and 400,509 Tax Preferred Units, held by a total of 590 and 76 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 28, 2014, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $5.42 per Cash Preferred Unit and $6.90 per Tax Preferred Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
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
The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2013. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based on their estimates of property values as of December 31, 2013, to be approximately $1.92 per Cash Preferred Unit and $1.61 per Tax Preferred Unit. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of our remaining property, nor do they necessarily represent the amount of net proceeds limited partners would receive if our remaining property was sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the expenses that would be involved in obtaining an appraisal for our property.
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
No operating cash distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2013 and 2012.
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
During the years ended December 31, 2013 and 2012, we distributed net sale proceeds of approximately $0 and $11,500,000, respectively, to the limited partners holding Cash Preferred Units and Tax Preferred Units. No net sale proceeds distributions were paid to the General Partners during the years ended December 31, 2013 and 2012.

ITEM 6.	SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the years ended 2013, 2012, 2011, 2010, and 2009 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2013	2012	2011	2010	2009
Total assets	$6,442,462	$6,207,069	$16,662,483	$16,057,772	$18,654,044
Total revenues(1)	$767	$11,793	$9,181	$52	$68
Equity in income of Joint Venture	$383,726	$385,119	$372,241	$443,334	$308,772
Income (loss) from discontinued operations	$5,586	$853,665	$831,338	$(3,254,775)	$(29,439)
Net income (loss)	$245,582	$1,084,426	$1,060,022	$(2,976,527)	$142,094
Net income (loss) allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$237,596	$(1,196,775)	$323,688	$277,304	$169,817
Income (loss) from discontinued operations	$5,530	$502,040	$(89,043)	$(3,251,768)	$(29,144)
Net income (loss) allocated to Cash Preferred limited partners	$243,126	$(694,735)	$234,645	$(2,974,464)	$140,673
Tax Preferred limited partners:
Income (loss) from continuing operations	$—	$1,425,229	$(97,291)	$—	$—
Income from discontinued operations	$—	$346,727	$921,923	$—	$—
Net income allocated to Tax Preferred limited partners	$—	$1,771,956	$824,632	$—	$—
General partners:
Income from continuing operations	$2,400	$2,307	$2,287	$944	$1,716
Income (loss) from discontinued operations	$56	$4,898	$(1,542)	$(3,007)	$(295)
Net income (loss) allocated to General Partners	$2,456	$7,205	$745	$(2,063)	$1,421
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred:
Income (loss) from continuing operations	$0.08	$(0.43)	$0.12	$0.10	$0.06
Income (loss) from discontinued operations	$—	$0.18	$(0.03)	$(1.22)	$(0.01)
Net income (loss) per Cash Preferred limited partner unit	$0.08	$(0.25)	$0.09	$(1.12)	$0.05
Tax Preferred:
Income (loss) from continuing operations	$—	$2.00	$(0.12)	$—	$—
Income from discontinued operations	$—	$0.49	$1.12	$—	$—
Net income per Tax Preferred limited partner unit	$—	$2.49	$1.00	$—	$—
Operating cash distributions per weighted- average Cash Preferred Limited Partner Unit:
Investment Income	$—	$—	$—	$—	$—
Return of Capital	$—	$—	$—	$—	$—
Operating cash distributions per weighted- average Tax Preferred Limited Partner Unit:
Investment Income	$—	$—	$—	$—	$—
Return of Capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$—	$3.22	$—	$—	$—
Tax Preferred	$—	$3.64	$—	$—	$—

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
Overview
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the five properties in which we have held interests, either directly or through investments in the Joint Venture. On May 10, 2013, Fund XIII-XIV Associates and Cemex entered into a lease amendment at the Siemens – Orlando Building which extended the lease term from April 30, 2013 to December 31, 2018. While we continue to focus on re-leasing space that may become vacant upon the expiration of our current leases and that we believe will ultimately result in a better disposition pricing of our remaining asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
The fourth quarter 2013 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of anticipated re-leasing costs at our remaining property as existing leases expire.
Property Summary
During the positioning-for-sale phase, we continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating suitable buyers, and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of February 28, 2014, we owned an interest in one property.
Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The 150 Apollo Drive property was sold on July 21, 2011.

•	The 3675 Kennesaw Building was sold on February 24, 2012.

•	The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease to Siemens extends through April 2019.
General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.

As measured by the U.S real gross domestic product (“real GDP”), the U.S. economy increased by 1.9% in 2013, according to estimates,  compared to an increase of 2.8% in 2012. The growth of the U.S. economy in 2013 primarily reflected positive contributions from personal consumption expenditures, exports, residential fixed investment, nonresidential fixed investment, and private inventory investment that were partly offset by a negative contribution from federal government spending. While there are still challenges, management believes the U.S. economic indicators across the board, including employment, output and housing, point to sustained growth and continued recovery at a moderate pace. Given the improving economic data observed at the end of 2013, we are cautiously optimistic that 2014 will deliver a real GDP growth number above 2% and that job growth will accelerate.

Real estate market fundamentals underlying the U.S. office markets mirrored the overall U.S. economy, displaying signs of broader, more consistent growth and modest improvements in the major indicators in 2013. Net absorption was 15.6 million square feet in the fourth quarter and 51.6 million square feet for the year, which is a slight increase as compared to the 50.1 million square feet of net absorption in 2012. More than 80% of metropolitan areas experienced occupancy gains in both 2012 and 2013. As a result of the additional space absorbed, vacancy levels declined to 12.1% in the fourth quarter of 2013, an improvement from a 12.7% vacancy rate at the end of 2012, with 48 out of 82 metropolitan areas (59%) showing declines in vacancy rates. Although vacancy is currently lower than its recessionary peak, it remains slightly higher than its historical average. With vacancy declining in the majority of areas of the country, rental rates are beginning to trend upward and, despite a recent trend towards office space efficiency, demand for office space exceeded new supply for the second straight year. Approximately 82% of markets displayed higher rent in the fourth quarter of 2013 compared to the fourth quarter of 2012 with average quoted rental rates of the total office market seeing an increase from $23.12 per square foot to $23.69 per square foot over this period. Similar to 2012, of the total net absorption in 2013, almost two-thirds occurred in Class A office space, which is above its 35% share of the office market, indicating a continued trend to quality assets by tenants. Economic prospects throughout the country have improved with more industries and more markets participating in the recovery, something not seen from 2010 through 2012. Early 2014 economic indicators are suggesting another year of at least modest growth.

The upward trend in transaction volume continued for office properties in 2013. The fourth quarter of 2013 marked the best fourth quarter performance for the office sector since the 2007 peak year with sales volume for office transactions of approximately $44.0 billion. U.S. office transaction volumes increased 45% in the fourth quarter of 2013 and 36% for the full year in 2013 as compared to the same respective periods in 2012. As the economic recovery extends across assets and markets, competition remained strong in secondary markets, while high-end deals continued to contribute  significantly to stronger primary market activity during the fourth quarter of 2013. Office transaction volumes continued to grow in secondary markets, which contributed approximately 40% of the investment sales activity for the year. As we enter 2014, we expect the investment sales momentum seen in 2013 to continue, with estimated growth in office investment sales volume to exceed 20% for the year.

Job growth was positive in 2013, with the unemployment rate declining from 7.9% at the beginning of the year to 6.7% at the end of the year. Essential to the commercial real estate sector, office-using employment continues to improve with the U.S. creating 721,000 office-using jobs in 2013, up from 696,000 in 2012 and 570,000 in 2011. We expect these trends will continue in 2014; however, diversified and non-niche markets will likely be responsible for an increasing share of job growth as they recover from the economic downturn. This projected job growth combined with a lack of new supply coming into the market in 2014-2015 should continue to produce strong office net absorption and declining office vacancy rates and push leverage in landlords’ favor until additional supply, in the form of new construction, is delivered across markets in the mid-2015 to early-2016 time frame. This will likely result in continued increases in rental rents and declines in landlord concessions offered to tenants. Although tech-heavy and energy-rich markets such as Seattle-Bellevue, San Francisco, Silicon Valley, Houston and Dallas, continue to lead the overall markets with the most aggressive upward rent trends due to high demand and decreasing availability, landlord confidence has begun to spread across other markets as well. Through 2014, once-lagging markets like Atlanta, Philadelphia, Los Angeles, Chicago and other heavily diversified tenant markets are likely to see rents grow at a faster pace due to an economic recovery that finally appears firm.

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
Short-Term Liquidity
During the year ended December 31, 2013, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $286,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general and administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated during the year ended December 31, 2013 to fund our pro rata share of anticipated re-leasing costs at our remaining property as existing leases expire. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for our remaining property owned by the Joint Venture. We anticipate that operating distributions from Fund XIII-XIV Associates may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens – Orlando Building in connection with the lease extension executed with Cemex.
We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $15,000, as of December 31, 2013.
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

As of December 31, 2013, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

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

Results of Operations
Comparison of the year ended December 31, 2012 versus the year ended December 31, 2013
Continuing Operations
General and administrative expenses decreased from $166,151 for the year ended December 31, 2012 to $144,497 for the year ended December 31, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Equity in income of Joint Venture remained relatively stable at $385,119 for the year ended December 31, 2012 and $383,726 for the year ended December 31, 2013. We expect equity in income of Joint Venture to remain at a similar level, as compared to the year ended December 31, 2013.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the 3675 Kennesaw Building as discontinued operations for all periods presented. Income from discontinued operations decreased from $853,665 for the year ended December 31, 2012 to $5,586 for the year ended December 31, 2013, as a result of selling the 3675 Kennesaw Building in February 2012.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Joint Venture and our net income.
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

As of December 31, 2013 and 2012, respectively, we did not have any gross intangible assets remaining.
During the years ended December 31, 2013, 2012, and 2011, we recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ended December 31:
2013	$—	$—	$—
2012	$930	$5,213	$4,696
2011	$6,229	$34,883	$31,430
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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 4 and Note 11 of our accompanying financial statements for further explanations. Examples of such commitments and contingencies include:

•	commitments under existing lease agreements; and

•	property management and leasing agreements.
Subsequent Event

Leasing Activity at the Siemens - Orlando Building
On March 17, 2014, Fund XIII-XIV Associates entered into the fifth amendment to the lease agreement with Siemens at the Siemens - Orlando Building, which extended the lease term from May 1, 2014 to April 30, 2019. Following a seven month base rental abatement period, annual base rent per square foot will be $14.00 and shall be payable through April 30, 2015. The base rent is scheduled to increase by $0.50 annually beginning on May 1, 2015. In addition to monthly base rent, Siemens is required to reimburse Fund XIII-XIV Associates for its pro rata share of all operating costs and real estate taxes for the Siemens - Orlando Building with no annual cap. Siemens is entitled to a landlord-funded tenant allowance of approximately $100,000.

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
Our financial statements and supplementary data are detailed under Item 15-(a) and filed as part of this report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no disagreements with our independent registered public accounting firm during the years ended December 31, 2013 and 2012.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Acts as of December 31, 2013. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2013, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria and, therefore, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.

For the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Capital
Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates previously served as the advisor to Signature Office Income REIT (formerly Wells Core Office Income REIT, Inc.), CatchMark Timber Trust, Inc. (formerly Wells Timberland REIT, Inc.), and Columbia Property Trust, Inc. (formerly Wells Real Estate Investment Trust II, Inc.), and Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc) (collectively, the "Wells REITs"). In these capacities, Wells Capital performs certain services for Wells Public Partnerships, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital previously performed these services for the Wells REITs. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.
Leo F. Wells, III
Mr. Wells, 70, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, one of our General Partners; Wells Management; WIS; Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells was the president and Chairman of the Board of Signature Office REIT, Inc. from July 2007 to December 31, 2013. Mr Wells also served as a director of Columbia Property Trust, Inc. ("Columbia") from 2003 through May 2012 and as president of Columbia from July 2003 through July 2010. He served as the president of CatchMark Timber Trust, Inc. ("CatchMark") from September 2005 through December 2013 and as a director of Catchmark from September 2005 to June 2007 and from March 2012 through December 2013. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont Office Realty Trust, Inc.
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
Section 16(a), Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the officers and directors of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). We believe all persons subject to these reporting requirements filed the report on a timely basis in 2013.

Financial Oversight Committee
We do not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital has established a Financial Oversight Committee consisting of Randy A. Simmons as the Principal Financial Officer; Parker Hudson as the Senior Vice President, Wells Capital; and Kerianne Maloney as Senior Vice President.The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."
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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	Set forth below is the security ownership of beneficial owners owning in excess of 5% of a class of outstanding units of the Partnership as of February 28, 2014.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Kenneth J. Woolcott, Trustee 6100 La Jolla Scenic, S La Jolla, CA 92037	322,580.645 Units(1)	9.29%

Limited Partnership Units	New Horizons, L.P. P.O. Box 6446 San Pedro, CA 90734	257,812.758 Units(2)	7.42%

Limited Partnership Units	Andrew Mark Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

Limited Partnership Units	Matthew Phillip Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

(1)	Kenneth J. Woolcott owns Cash Preferred Units through a trust.

(2)	New Horizons, L.P. owns Cash Preferred Units through a limited partnership.

(3)	Andrew Mark Urbanek and Matthew Phillip Urbanek own Cash Preferred Units through an irrevocable trust.

(b)	Set forth below is the security ownership of management as of February 28, 2014.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	69.940 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 69.940 Cash Preferred Units through Wells Capital.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sales Proceeds
The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sale proceeds for the year ended December 31, 2013.
Management and Leasing Fees
We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of our properties owned directly or through the Joint Venture, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid directly by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. We paid management and leasing fees for the properties we owned directly. Our share of management, leasing and asset management fees, and lease acquisition costs incurred from properties owned directly and through the Joint Venture that are payable to Wells Management is $12,557, $58,526, and $34,749 for the years ended December 31, 2013, 2012, and 2011, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Capital and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $59,936, $88,877, and $97,091 payable to Wells Capital and Wells Management for the years ended December 31, 2013, 2012, and 2011, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.
Real Estate Commissions
In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area, or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2013, 2012, and 2011.
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
Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006.  All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint venture in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2013 and 2012, are set forth in the table below.

	2013	2012
Audit Fees	$35,713	$43,896
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$35,713	$43,896
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
During the fiscal years ended December 31, 2013 and 2012, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

March 28, 2014		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 28, 2014		/s/ RANDY A. SIMMONS
Randy A. Simmons Senior Vice President of Wells Capital, Inc.

EXHIBIT INDEX
TO
2013 FORM 10-K
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
*10.5
Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 000-49633)

*10.6
Second Amendment to Lease Agreement with Siemens Shared Services, LLC relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2009, Commission File No. 000-49633)

*10.7
Purchase and Sale Agreement for the sale of the 150 Apollo Drive Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIV, L.P. for the quarter ended June 30, 2011, Commission File No. 000-50647)

*10.8
Third Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2011, Commission File No. 000-49633)

*10.9
Purchase and Sale Agreement for the sale of the 3675 Kennesaw Building (Exhibit 10.12 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-50647)

*10.10
First Amendment to the Purchase and Sale Agreement for the sale of the 3675 Kennesaw Building (Exhibit 10.13 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-50647)

*10.11
Settlement Agreement dated February 17, 2012 related to 3675 Kennesaw Building (Exhibit 10.14 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-50647)

*10.12
Fourth Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2012, Commission File No. 000-49633)

*10.13
Second Amendment to Lease Agreement with Etour and Travel, Inc. relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2012, Commission File No. 000-49633)

*10.14
Fifth Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the year ended December 31, 2013, Commission File No. 000-49633)

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

WELLS REAL ESTATE FUND XIV, L.P.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund XIV, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIV, L.P. (the "Partnership") as of December 31, 2013 and 2012, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation and amortization. These financial statements and financial statement Schedule III are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement Schedule III based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIV, L.P. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation and amortization, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 28, 2014

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets:
Investment in joint venture	$4,181,372	$4,249,404
Cash and cash equivalents	2,131,037	1,844,841
Tenant receivables	—	4,502
Due from joint venture	130,053	101,229
Other assets	—	7,093
Total assets	$6,442,462	$6,207,069

Liabilities:
Accounts payable and accrued expenses	$10,458	$19,789
Due to affiliates	4,981	5,839
Total liabilities	15,439	25,628

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,073,615 units issued and outstanding	6,416,617	6,173,491
Tax Preferred – 400,508 units issued and outstanding	—	—
General Partners	10,406	7,950
Total partners' capital	6,427,023	6,181,441
Total liabilities and partners' capital	$6,442,462	$6,207,069
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012	2011
Revenues:
Interest and other income	$767	$11,793	$9,181
Total revenues	767	11,793	9,181
Expenses:
General and administrative	144,497	166,151	152,738
Total expenses	144,497	166,151	152,738
Equity in Income of Joint Venture	383,726	385,119	372,241
Income from Continuing Operations	239,996	230,761	228,684
Discontinued Operations:
Operating income (loss)	5,586	489,770	(154,227)
Gain on sale of real estate assets	—	363,895	985,565
Income from Discontinued Operations	5,586	853,665	831,338
Net Income	$245,582	$1,084,426	$1,060,022
Net Income (Loss) Allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$237,596	$(1,196,775)	$323,688
Income (loss) from discontinued operations	5,530	502,040	(89,043)
Net income (loss) allocated to Cash Preferred limited partners	$243,126	$(694,735)	$234,645
Tax Preferred limited partners:
Income (loss) from continuing operations	$—	$1,425,229	$(97,291)
Income from discontinued operations	—	346,727	921,923
Net income allocated to Tax Preferred limited partners	$—	$1,771,956	$824,632
General partners:
Income from continuing operations	$2,400	$2,307	$2,287
Income (loss) from discontinued operations	56	4,898	(1,542)
Net income allocated to general partners	$2,456	$7,205	$745
Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred:
Income (loss) from continuing operations	$0.08	$(0.43)	$0.12
Income (loss) from discontinued operations	0.00	0.18	(0.02)
Net income (loss) per Cash Preferred limited partner unit	$0.08	$(0.25)	$0.10
Tax Preferred:
Income (loss) from continuing operations	$—	$2.00	$(0.12)
Income from discontinued operations	—	0.49	1.12
Net income per Tax Preferred limited partner unit	$—	$2.49	$1.00
Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,073,615	2,761,115	2,648,615
Tax Preferred	400,508	713,008	825,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012, AND 2011

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	2,648,615	$15,536,993	825,508	$—	$—	$15,536,993

Net income	—	234,645	—	824,632	745	1,060,022
BALANCE, December 31, 2011	2,648,615	15,771,638	825,508	824,632	745	16,597,015

Tax Preferred conversion elections	425,000	—	(425,000)	—	—	—
Net income (loss)	—	(694,735)	—	1,771,956	7,205	1,084,426
Distributions of net sale proceeds ($3.22 and $3.64 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(8,903,412)	—	(2,596,588)	—	(11,500,000)
BALANCE, December 31, 2012	3,073,615	6,173,491	400,508	—	7,950	6,181,441

Net income	—	243,126	—	—	2,456	245,582
BALANCE, December 31, 2013	3,073,615	$6,416,617	400,508	$—	$10,406	$6,427,023
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$245,582	$1,084,426	$1,060,022
Operating distributions received from joint venture	422,934	392,715	551,139
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate assets	—	(363,895)	(985,565)
Depreciation	—	3,500	183,023
Amortization	—	11,300	171,851
Bad debt expense	—	49,320	531,498
Equity in income of joint venture	(383,726)	(385,119)	(372,241)
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	4,502	(49,320)	(673,469)
Decrease (increase) in other assets	7,093	73,643	(3,979)
(Decrease) increase in accounts payable and accrued expenses	(9,331)	(27,308)	6,994
Decrease in deferred income	—	(11,481)	(10,014)
Decrease in due to affiliates	(858)	(1,051)	(3,005)
Net cash provided by operating activities	286,196	776,730	456,254

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	—	2,262,634	9,566,058
Payment of deferred leasing costs	—	—	(449,286)
Net cash provided by investing activities	—	2,262,634	9,116,772

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	—	(11,500,000)	—
Net Increase (Decrease) in Cash and Cash Equivalents	286,196	(8,460,636)	9,573,026

Cash and Cash Equivalents, beginning of year	1,844,841	10,305,477	732,451
Cash and Cash Equivalents, end of year	$2,131,037	$1,844,841	$10,305,477

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012, AND 2011

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
Evaluating the Recoverability of Intangible Assets
The values of intangible lease assets were determined based on assumptions made at the time of acquisition and have defined useful lives, which corresponded with the lease terms. There may have been instances in which intangible lease assets became impaired and the Partnership was required to expense the remaining asset immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may have impacted the value and useful life of in-place leases. In-place leases that were terminated, partially terminated, or modified would have been evaluated for impairment if the original in-place lease terms had been modified. In situations where the discounted cash flows of the modified in-place lease stream were less than the discounted cash flows of the original in-place lease stream, the Partnership reduced the carrying value of the intangible lease assets to reflect the modified lease terms and recognized an impairment loss. For in-place lease extensions that were executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease would have been extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which would have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, would have been amortized over the shorter of the useful life of the asset or the new lease term.
During the years ended December 31, 2013, 2012, and 2011, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ended December 31:
2013	$—	$—	$—
2012	$930	$5,213	$4,696
2011	$6,229	$34,883	$31,430

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
Tenant Receivables

Tenant receivables are comprised of prior year reimbursement billings due from the tenant at 150 Apollo Drive. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2013 or 2012.

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
Due from Joint Venture
As of December 31, 2013 and 2012, due from joint venture represents the Partnership's share of operating cash flow to be distributed from the Joint Venture for the fourth quarter of 2013 and 2012, respectively.

Summary of Investment
The Partnership's investment and approximate ownership percentage in the Joint Venture as of December 31, 2013 and 2012 is summarized below:

	2013		2012
	Amount	Percentage	Amount	Percentage
Fund XIII-XIV Associates	$4,181,372	53%	$4,249,404	53%

Summary of Activity
The Partnership's investment in the Joint Venture for the years ended December 31, 2013 and 2012 are presented below:

	2013	2012
Investment in Joint Venture, beginning of year	$4,249,404	$4,225,161
Equity in income of Joint Venture	383,726	385,119
Distributions from Joint Venture	(451,758)	(360,876)
Investment in Joint Venture, end of year	$4,181,372	$4,249,404

Summary of Financial Information

Condensed financial information for the Joint Venture as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012
Fund XIII-XIV Associates	$8,348,739	$8,450,047	$414,448	$386,662	$7,934,291	$8,063,385

	Total Revenues			Net Income
	Years ended December 31,			Years ended December 31,
	2013	2012	2011	2013	2012	2011
Fund XIII-XIV Associates	$1,487,781	$1,541,040	$1,673,198	$728,134	$730,775	$706,339

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees were paid by the Partnership for the properties owned directly. The Partnership's share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $12,557, $58,526, and $34,749 for the years ended December 31, 2013, 2012, and 2011, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $59,936, $88,877, and $97,091 payable to Wells Capital and Wells Management for the years ended December 31, 2013, 2012, and 2011, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2013 and 2012 was comprised of administrative reimbursements due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. As of December 31, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
In accordance with GAAP, the Partnership has classified the results of operations related to the 3675 Kennesaw Building, which was sold on February 24, 2012, and the 150 Apollo Drive property, which was sold on July 21, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations for the years ended 2013, 2012, and 2011 are presented below:

	2013	2012	2011
Revenues:
Rental income	$—	$46,043	$746,337
Tenant reimbursements	5,586	13,827	268,139
Bad debt recoveries	—	546,109	—
Interest and other income	—	415	—
Total revenues	5,586	606,394	1,014,476

Expenses:
Property operating costs	—	5,051	181,504
Asset and property management fees:
Related-party	—	23,625	—
Other	—	—	16,069
Depreciation	—	3,500	183,023
Amortization	—	10,370	134,522
Bad debt expense	—	49,320	531,498
General and administrative expenses	—	24,758	122,087
Total expenses	—	116,624	1,168,703

Operating income (loss)	5,586	489,770	(154,227)
Gain on sale of real estate assets	—	363,895	985,565
Income from Discontinued Operations	$5,586	$853,665	$831,338

7.	PER-UNIT AMOUNTS
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
A reconciliation of the Partnership's financial statement net income (loss) to net income (loss) presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Financial statement net income	$245,582	$1,084,426	$1,060,022
Adjustments in net income resulting from:
Depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(17,832)	(36,221)	12,356
Amortization expense for financial reporting purposes greater than (less than) than amounts for income tax purposes	11,023	43,083	(710,829)
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	—	(494,683)	492,678
Rental income for financial reporting purposes less than (greater than) amounts for income tax purposes	9,368	(23,545)	(244,747)
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	—	(1,196,830)	(4,330,395)
Other	40,732	(11,433)	(37,426)
Income tax basis net income (loss)	$288,873	$(635,203)	$(3,758,341)

A reconciliation of the partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Financial statement partners' capital	$6,427,023	$6,181,441	$16,597,015
Increase (decrease) in partners' capital resulting from:
Accumulated depreciation expense for financial reporting purposes less than amounts for income tax purposes	(883,056)	(865,224)	(829,003)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	5,669,539	5,658,516	5,615,433
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	11,428	11,428	506,111
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,295,484	4,295,484	4,295,484
Capitalization of organization costs for income tax purposes, which are expensed for financial reporting purposes	47,171	47,171	47,171
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(789,798)	(799,166)	(775,621)
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(5,939,628)	(5,939,628)	(4,742,798)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	3,314,032	3,314,032	3,314,032
Section 734 Adjustment – Tax Preferred Partners’ step-up in basis	1,754,375	1,754,375	—
Other	17,590	(23,142)	(11,709)
Income tax basis partners' capital	$13,924,160	$13,635,287	$24,016,115

9.	QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012:

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$185	$191	$198	$193
Equity in income of joint venture	$102,356	$62,915	$120,093	$98,362
Income from discontinued operations	$—	$5,586	$—	$—
Net income	$53,039	$37,590	$91,598	$63,355
Net income allocated to:
Cash Preferred limited partners:
Income from continuing operations	$52,509	$31,684	$90,682	$62,721
Income from discontinued operations	—	5,530	—	—
Net income allocated to Cash Preferred limited partners	$52,509	$37,214	$90,682	$62,721
Tax Preferred limited partners:
Income from continuing operations	$—	$—	$—	$—
Income from discontinued operations	—	—	—	—
Net income allocated to Tax Preferred limited partners	$—	$—	$—	$—
General partners:
Income from continuing operations	$530	$320	$916	$634
Income from discontinued operations	—	56	—	—
Net income allocated to general partners	$530	$376	$916	$634
Net income per weighted-average limited partner unit:
Cash Preferred:
Income from continuing operations	$0.02	$0.01	$0.03	$0.02
Income from discontinued operations	—	—	—	—
Net income per Cash Preferred limited partner unit	$0.02	$0.01	$0.03	$0.02
Tax Preferred:
Income from continuing operations	$—	$—	$—	$—
Income from discontinued operations	—	—	—	—
Net income per Tax Preferred limited partner unit	$—	$—	$—	$—
Distributions of operating cash flow per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of operating cash flow per limited partner unit	$—	$—	$—	$—
Distributions of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of net sale proceeds per limited partner unit	$—	$—	$—	$—

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$5,020	$3,363	$2,427	$983
Equity in income of joint venture	$108,451	$94,556	$84,809	$97,303
Income (loss) from discontinued operations	$857,269	$(3,789)	$185	$—
Net income	$916,476	$54,841	$51,182	$61,927
Net income (loss) allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$99,837	$(456,855)	$50,487	$(890,244)
Income (loss) from discontinued operations	503,093	(1,236)	183	—
Net income (loss) allocated to Cash Preferred limited partners	$602,930	$(458,091)	$50,670	$(890,244)
Tax Preferred limited partners:
Income (loss) from continuing operations	$(41,222)	$514,899	$—	$951,552
Income (loss) from discontinued operations	349,242	(2,515)	—	—
Net income allocated to Tax Preferred limited partners	$308,020	$512,384	$—	$951,552
General partners:
Income from continuing operations	$592	$586	$510	$619
Income (loss) from discontinued operations	4,934	(38)	2	—
Net income allocated to general partners	$5,526	$548	$512	$619
Net income (loss) per weighted-average limited partner unit:
Cash Preferred:
Income (loss) from continuing operations(a)	$0.04	$(0.17)	$0.02	$(0.29)
Income (loss) from discontinued operations(a)	0.19	—	—	—
Net income (loss) per Cash Preferred limited partner unit(a)	$0.23	$(0.17)	$0.02	$(0.29)
Tax Preferred:
Income (loss) from continuing operations(a)	$(0.05)	$0.62	$—	$2.38
Income (loss) from discontinued operations(a)	0.42	—	—	—
Net income per Tax Preferred limited partner unit(a)	$0.37	$0.62	$—	$2.38
Distributions of operating cash flow per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of operating cash flow per limited partner unit	$—	$—	$—	$—
Distributions of net sale proceeds per weighted-average limited partner unit:
Cash Preferred(b)	$—	$2.02	$—	$1.15
Tax Preferred(b)	—	1.99	—	2.38
Total distributions of net sale proceeds per limited partner unit	$—	$4.01	$—	$3.53

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
General and administrative costs for the years ended December 31, 2013, 2012, and 2011 are composed of the following items, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	2013	2012	2011
Salary reimbursements	$59,936	$88,877	$103,467
Independent accounting fees	34,475	45,610	59,342
Other professional fees	23,008	13,130	3,210
Printing and notebooks	15,485	17,471	21,898
Transfer agent fees	3,663	1,735	—
Legal fees	3,364	11,265	77,316
Postage and delivery expenses	2,301	7,015	5,320
Other general and administrative	1,109	548	794
Computer costs	936	1,526	1,759
Bank service charges	220	586	1,513
Taxes and licensing fees	—	3,146	206
Total general and administrative costs	$144,497	$190,909	$274,825

11.	COMMITMENTS AND CONTINGENCIES
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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2013, Fund XIII-XIV Associates executed a lease amendment with Cemex Construction Materials Florida, LLC ("Cemex") at the Siemens - Orlando Building. As a result, Cemex has the right to request the reimbursement of agreed upon tenant improvements estimated at approximately $135,000, which would be required to be funded by Fund XIII-XIV Associates.

14.	SUBSEQUENT EVENT
Leasing Activity at the Siemens - Orlando Building
On March 17, 2014, Fund XIII-XIV Associates entered into the fifth amendment to the lease agreement with Siemens Real Estate ("Siemens") at the Siemens - Orlando Building, which extended the lease term from May 1, 2014 to April 30, 2019. Following a seven month base rental abatement period, annual base rent per square foot will be $14.00 and shall be payable through April 30, 2015. The base rent is scheduled to increase by $0.50 annually beginning on May 1, 2015. In addition to monthly base rent, Siemens is required to reimburse Fund XIII-XIV Associates for its pro rata share of all operating costs and real estate taxes for the Siemens - Orlando Building with no annual cap. Siemens is entitled to a landlord-funded tenant allowance of approximately $100,000.

WELLS REAL ESTATE FUND XIV, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2013

			Initial Cost			Gross Carrying Amount as of December 31, 2013
Description	Ownership	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(c)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation & Amortization(b)	Date of Construction	Date Acquired
SIEMENS - ORLANDO BUILDING (a)	53%	None	$1,950,000	$8,734,436	$(718,425)	$2,031,250	$7,928,991	$—	$5,770	$9,966,011	$2,270,909	2001	10/30/2003

(a)	The Siemens - Orlando Building comprises two single-story office buildings located in Orlando, Florida, owned by Fund XIII-XIV Associates.

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

WELLS REAL ESTATE FUND XIV, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AND AMORTIZATION

DECEMBER 31, 2013

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2010	$20,237,884	$3,319,659

2011 additions	109,445	639,367
2011 dispositions	(7,779,889)	(1,210,182)
BALANCE AT DECEMBER 31, 2011	12,567,440	2,748,844

2012 additions	255,870	257,372
2012 dispositions	(2,479,651)	(603,233)
BALANCE AT DECEMBER 31, 2012	10,343,659	2,402,983

2013 additions	6,480	252,054
2013 dispositions	(384,128)	(384,128)
BALANCE AT DECEMBER 31, 2013	$9,966,011	$2,270,909

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the "Joint Venture") as of December 31, 2013 and 2012, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation and amortization. These financial statements and financial statement Schedule III are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement Schedule III based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation and amortization, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 28, 2014

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$2,031,250	$2,031,250
Building and improvements, less accumulated depreciation of $2,270,909 and $2,032,332 at December 31, 2013 and 2012, respectively	5,658,082	5,895,949
Intangible lease assets, less accumulated amortization of $0 and $370,651 at December 31, 2013 and 2012, respectively	—	13,477
Construction in progress	5,770	—
Total real estate assets	7,695,102	7,940,676

Cash and cash equivalents	400,533	345,888
Tenant receivables	127,640	47,921
Intangible lease origination costs, less accumulated amortization of $0 and $204,547 at December 31, 2013 and 2012, respectively	—	7,438
Deferred leasing costs, less accumulated amortization of $94,499 and $34,980 at December 31, 2013 and 2012, respectively	113,699	94,962
Other assets	11,765	13,162
Total assets	$8,348,739	$8,450,047

Liabilities:
Accounts payable and accrued expenses	$28,505	$14,554
Accrued capital expenditures	—	58,451
Due to affiliate	237	5,429
Deferred income	138,926	116,142
Partnership distributions payable	246,780	192,086
Total liabilities	414,448	386,662

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	3,752,920	3,813,981
Wells Real Estate Fund XIV, L.P.	4,181,371	4,249,404
Total partners' capital	7,934,291	8,063,385
Total liabilities and partners' capital	$8,348,739	$8,450,047

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$1,191,712	$1,191,591	$1,296,901
Tenant reimbursements	295,757	348,776	375,907
Interest and other income	312	673	390
Total revenues	1,487,781	1,541,040	1,673,198

Expenses:
Property operating costs	306,687	341,914	341,185
Management and leasing fees:
Related-party	23,828	66,226	65,937
Other	43,200	—	8,333
Depreciation	238,577	207,293	374,798
Amortization	79,352	109,132	107,945
General and administrative	68,003	85,700	68,661
Total expenses	759,647	810,265	966,859
Net Income	$728,134	$730,775	$706,339

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012, AND 2011

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners' Capital
Balance, December 31, 2010	$3,976,138	$4,430,074	$8,406,212

Net income	334,099	372,240	706,339
Partnership distributions	(518,014)	(577,153)	(1,095,167)
Balance, December 31, 2011	3,792,223	4,225,161	8,017,384

Net income	345,657	385,118	730,775
Partnership distributions	(323,899)	(360,875)	(684,774)
Balance, December 31, 2012	3,813,981	4,249,404	8,063,385

Net income	344,408	383,726	728,134
Partnership distributions	(405,469)	(451,759)	(857,228)
Balance, December 31, 2013	$3,752,920	$4,181,371	$7,934,291

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$728,134	$730,775	$706,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	238,577	207,293	374,798
Amortization	80,434	112,381	111,194
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(79,719)	13,800	11,356
Decrease (increase) in other assets	1,397	(2,538)	2,902
Increase (decrease) in accounts payable and accrued expenses	13,951	(18,736)	9,548
(Decrease) increase in due to affiliate	(5,192)	(29,716)	30,602
Increase (decrease) in deferred income	22,784	(2,846)	(38,189)
Net cash provided by operating activities	1,000,366	1,010,413	1,208,550

Cash Flows From Investing Activities:
Investment in real estate assets	(64,931)	(197,419)	(109,445)
Payment of deferred leasing costs	(78,256)	(129,942)	(20,350)
Net cash used in investing activities	(143,187)	(327,361)	(129,795)

Cash Flows From Financing Activities:
Operating distributions to joint venture partners in excess of accumulated earnings	(802,534)	(745,189)	(1,045,803)
Net Increase (Decrease) In Cash And Cash Equivalents	54,645	(62,137)	32,952

Cash And Cash Equivalents, beginning of year	345,888	408,025	375,073
Cash And Cash Equivalents, end of year	$400,533	$345,888	$408,025

Supplemental Disclosure Of Noncash Investing and Financing Activities:
Partnership distributions payable	$246,780	$192,086	$252,501
Accrued capital expenditures	$—	$58,451	$—

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012, AND 2011

1.	ORGANIZATION AND BUSINESS
On August 20, 2003, Wells Real Estate Fund XIII, L.P. ("Fund XIII") and Wells Real Estate Fund XIV, L.P. ("Fund XIV") entered into a Georgia general partnership to form Fund XIII and Fund XIV Associates (the "Joint Venture"). The general partners of Fund XIII and Fund XIV are Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital").
The Joint Venture was formed to acquire and operate commercial rental properties. On October 30, 2003, the Joint Venture purchased two single-story office buildings containing approximately 82,000-square-feet, the Siemens - Orlando Building, located in Orlando, Florida. On December 19, 2003, the Joint Venture acquired the Randstad - Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia. On March 26, 2004, the Joint Venture purchased an approximately 120,000-square-foot, one story office and warehouse building, 7500 Setzler Parkway, located in Brooklyn Park, Minnesota. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.
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

As of December 31, 2012, the Joint Venture had the following intangible in-place lease assets and liabilities:

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$30,864	$353,264	$211,985
Accumulated Amortization	$(29,782)	$(340,869)	$(204,547)
Net	$1,082	$12,395	$7,438

During the years ended December 31, 2013, 2012, and 2011, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$1,082	$12,395	$7,438
2012	$3,249	$37,186	$22,314
2011	$3,249	$37,185	$22,314

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2013 or 2012.
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
Other Assets
Other assets as of December 31, 2013 and 2012 are comprised of the following items:

	2013	2012
Prepaid expenses	$5,201	$6,598
Utility deposits	6,564	6,564
Total	$11,765	$13,162

Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2013 or 2012.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively, for the years ended December 31, 2013 and 2012. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Recent Accounting Pronouncement
In April 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-07, Presentation of Financial Statements Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Joint Venture beginning on January 1, 2014. The Joint Venture expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture's property. The Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $23,828, $66,226, and $65,937 for the years ended December 31, 2013, 2012, and 2011, respectively.

Due to Affiliate
As presented in the accompanying balance sheets, due to affiliate as of December 31, 2013 and 2012 represents amounts due to Wells Management for the following items:

	2013	2012
Property management fees	$237	$1,883
Administrative reimbursements	—	3,546
	$237	$5,429

Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2013, 2012, and 2011, the Joint Venture incurred administrative expenses of $9,975, $39,331, and $25,575, respectively, payable to Wells Management for these services.

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2013 is as follows:

Year ended December 31:
2014	$683,413
2015	426,390
2016	439,131
2017	452,322
2018	189,616
Thereafter	—
$2,190,872
Three tenants generated approximately 74%, 21%, and 5% of contractual rental income for the year ended December 31, 2013, and three tenants will generate approximately 47%, 41%, and 12% of future contractual rental income.

5.	COMMITMENTS AND CONTINGENCIES
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Joint Venture to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2013, the Joint Venture executed a lease amendment with Cemex Construction Materials Florida, LLC ("Cemex") at the Siemens - Orlando Building. As a result, Cemex has the right to request the reimbursement of agreed upon tenant improvements estimated at approximately $135,000, which would be required to be funded by the Joint Venture.

6.	SUBSEQUENT EVENT
On March 17, 2014, the Joint Venture entered into the fifth amendment to the lease agreement with Siemens Real Estate ("Siemens") at the Siemens - Orlando Building, which extended the lease term from May 1, 2014 to April 30, 2019. Following a seven month base rental abatement period, annual base rent per square foot will be $14.00 and shall be payable through April 30, 2015. The base rent is scheduled to increase by $0.50 annually beginning on May 1, 2015. In addition to monthly base rent, Siemens is required to reimburse the Joint Venture for its pro rata share of all operating costs and real estate taxes for the Siemens - Orlando Building with no annual cap. Siemens is entitled to a landlord-funded tenant allowance of approximately $100,000.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2013

		Initial Cost			Gross Carrying Amounts of December 31, 2013
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(b)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
SIEMENS - ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$(718,425)	$2,031,250	$7,928,991	$—	$5,770	$9,966,011	$2,270,909	2001	10/30/2003

(a)	The Siemens - Orlando Building consists of two single-story office buildings located in Orlando, Florida.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(c)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2013

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2010	$9,978,344	$1,740,023

Additions	109,445	415,232
BALANCE AT DECEMBER 31, 2011	10,087,789	2,155,255

Additions	255,870	247,728
BALANCE AT DECEMBER 31, 2012	10,343,659	2,402,983

Additions	6,480	252,054
Dispositions	(384,128)	(384,128)
BALANCE AT DECEMBER 31, 2013	$9,966,011	$2,270,909