Form 10-Q
period 2014-03-31
WELLS REAL ESTATE FUND XIV LP
filed 2014-05-15
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIV, L.P. (the "Partnership," "we," "our," "us," or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "would," "could," "expect," "intend," "plan," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Part 1, Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIV, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013. The Partnership's results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets:
Investment in joint venture	$4,210,768	$4,181,372
Cash and cash equivalents	2,209,276	2,131,037
Due from joint venture	81,904	130,053
Total assets	$6,501,948	$6,442,462

Liabilities:
Accounts payable and accrued expenses	$13,859	$10,458
Due to affiliates	7,889	4,981
Total liabilities	21,748	15,439

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,073,615 units issued and outstanding	6,469,263	6,416,617
Tax Preferred – 400,508 units issued and outstanding	—	—
General Partners	10,937	10,406
Total partners' capital	6,480,200	6,427,023
Total liabilities and partners' capital	$6,501,948	$6,442,462
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Equity in Income of Joint Venture	$111,300	$102,356
Interest and other income	189	185
Total revenues	111,489	102,541

General and administrative	58,312	49,502
Net Income	$53,177	$53,039

Net Income Allocated to:
Cash Preferred limited partners	$52,646	$52,509
Tax Preferred limited partners	$—	$—
General partners	$531	$530
Net Income per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.02	$0.02
Tax Preferred	$—	$—
Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,073,615	3,073,615
Tax Preferred	400,508	400,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2012	3,073,615	$6,173,491	400,508	$—	$7,950	$6,181,441

Net income	—	243,126	—	—	2,456	245,582
BALANCE, December 31, 2013	3,073,615	6,416,617	400,508	—	10,406	6,427,023

Net income	—	52,646	—	—	531	53,177
BALANCE, March 31, 2014	3,073,615	$6,469,263	400,508	$—	$10,937	$6,480,200
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$53,177	$53,039
Operating distributions received from joint venture	130,053	101,229
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint venture	(111,300)	(102,356)
Changes in assets and liabilities:
Decrease in other assets	—	1,173
Increase in accounts payable and accrued expenses	3,401	939
Increase (decrease) in due to affiliates	2,908	(3,945)
Net cash provided by operating activities	78,239	50,079
Net Increase in Cash and Cash Equivalents	78,239	50,079

Cash and Cash Equivalents, beginning of period	2,131,037	1,844,841
Cash and Cash Equivalents, end of period	$2,209,276	$1,894,920

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (unaudited)

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

Wells Real Estate Fund XIII, L.P. is affiliated with the Partnership through common general partners. The property described above was acquired on an all-cash basis. For further information regarding the Joint Venture and foregoing property, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.
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
The Partnership continually evaluates the fair value of its equity interests in the joint venture. If management determines that the carrying value of its interest is less than fair value, and such loss is other than temporary, the Partnership reduces its carrying value to fair value and recognizes the loss in the statements of operations.
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

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for the Joint Venture for the three months ended March 31, 2014 and 2013, is presented below:

	Total Revenues		Net Income
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Fund XIII-XIV Associates	$402,109	$394,761	$211,196	$194,225
Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of March 31, 2014 and December 31, 2013 represents operating cash flow generated by the Joint Venture for the three months ended March 31, 2014 and December 31, 2013, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. The Partnership's share of management, leasing and asset management fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $6,179 and $8,088 for the three months ended March 31, 2014 and 2013, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $24,333 and $16,257 for the three months ended March 31, 2014 and 2013, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2014 and December 31, 2013 was comprised of administrative reimbursements due to Wells Capital and/or Wells Management.
Operational Dependency
The Partnership has engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of its property, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, the Partnership's operations are dependent upon Wells Capital and Wells Management.
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of March 31, 2014, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In March 2014, Fund XIII-XIV Associates executed a lease amendment with Siemens Real Estate ("Siemens") at the Siemens - Orlando Building. As a result, Siemens has the right to request the reimbursement of agreed upon tenant improvements estimated at approximately $100,000, which would be required to be funded by Fund XIII-XIV Associates.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all provided in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the five properties in which we have held interests, either directly or through investments in the Joint Venture. On March 17, 2014, Fund XIII-XIV Associates and Siemens entered into a lease amendment at the Siemens – Orlando Building which extended the lease term from May 1, 2014 to April 30, 2019. We intend to focus on positioning our remaining property for sale and will evaluate offers to sell on an as-is basis.
The first quarter 2014 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term to fund our pro-rata share of capital improvements at our remaining property, while we continue to market the property for sale.
Property Summary
During the positioning-for-sale phase, we continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating suitable buyers, and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of April 30, 2014, we owned an interest in one property.
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
Short-Term Liquidity
During the three months ended March 31, 2014, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $78,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general and administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated during the three months ended March 31, 2014 to fund our pro rata share of anticipated re-leasing costs at our remaining property in connection with the lease extension executed with Siemens. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of capital improvements for our remaining property owned by the Joint Venture. We anticipate that operating distributions from Fund XIII-XIV Associates may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens – Orlando Building in connection with the lease extension executed with Siemens.
We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $22,000 as of March 31, 2014.
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
As of March 31, 2014, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

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

Results of Operations
Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2014
Equity in income of Joint Venture increased from $102,356 for the three months ended March 31, 2013 to $111,300 for the three months ended March 31, 2014, primarily due to (i) a decrease in amortization expense in connection with the expiration of the initial Cemex Construction Materials Florida, LLC lease and (ii) a reduction in prior year property taxes recognized in the first quarter of 2014. We expect equity in income of Joint Venture to remain at a similar level, as compared to the three months ended March 31, 2014.
General and administrative expenses increased from $49,502 for the three months ended March 31, 2013 to $58,312 for the three months ended March 31, 2014, primarily due to an increase in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Investment in Joint Ventures
We have evaluated the Joint Venture and concluded that it is not a variable interest entitiy. We do not have control over the operations of the Joint Ventures however, we do exercise significant influence. Approval by us as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Venture or its real property investment. Accordingly, we account for our investment in the Joint Venture using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.
We continually evaluate the fair value of our equity interests in the joint venture. If management determines that the carrying value of our interest is less than fair value, and such loss is other than temporary, we reduce our carrying value to fair value and recognize the loss in the statements of operations.
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
Commitment and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. See Note 4 and Note 6 to our financial statements included in this report for further explanations. Examples of such commitments and contingencies include:

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2014, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2014.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2014.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2014, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

May 15, 2014		/s/ RANDY A. SIMMONS
Randy A. Simmons
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