Form 10-Q
period 2014-06-30
WELLS REAL ESTATE FUND XIV LP
filed 2014-08-11
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Part I, Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIV, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013. The Partnership's results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets:
Investment in joint venture	$4,365,412	$4,181,372
Cash and cash equivalents	2,142,813	2,131,037
Due from joint venture	804	130,053
Total assets	$6,509,029	$6,442,462

Liabilities:
Accounts payable and accrued expenses	$5,247	$10,458
Due to affiliates	6,746	4,981
Total liabilities	11,993	15,439

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,073,615 units issued and outstanding	6,485,930	6,416,617
Tax Preferred – 400,508 units issued and outstanding	—	—
General Partners	11,106	10,406
Total partners' capital	6,497,036	6,427,023
Total liabilities and partners' capital	$6,509,029	$6,442,462
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Equity in Income of Joint Venture	$73,544	$62,915	$184,844	$165,271
Interest and other income	191	191	381	376
Total revenues	73,735	63,106	185,225	165,647

General and administrative	56,900	31,102	115,212	80,604
Income from Continuing Operations	16,835	32,004	70,013	85,043

Operating Income from Discontinued Operations	—	5,586	—	5,586
Net Income	$16,835	$37,590	$70,013	$90,629
Net Income Allocated to:
Cash Preferred limited partners:
Income from continuing operations	$16,667	$31,684	$69,313	$84,193
Income from discontinued operations	—	5,530	—	5,530
Net income allocated to Cash Preferred limited partners	$16,667	$37,214	$69,313	$89,723
Tax Preferred limited partners:
Income from continuing operations	$—	$—	$—	$—
Income from discontinued operations	—	—	—	—
Net income allocated to Tax Preferred limited partners	$—	$—	$—	$—
General partners:
Income from continuing operations	$168	$320	$700	$850
Income from discontinued operations	—	56	—	56
Net income allocated to General partners	$168	$376	$700	$906
Net Income per Weighted-Average Limited Partner Unit:
Cash Preferred:
Income from continuing operations	$0.01	$0.01	$0.02	$0.03
Income from discontinued operations	—	—	—	—
Net income per Cash Preferred limited partner unit	$0.01	$0.01	$0.02	$0.03
Tax Preferred:
Income from continuing operations	$—	$—	$—	$—
Income from discontinued operations	—	—	—	—
Net income per Tax Preferred limited partner unit	$—	$—	$—	$—
Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,073,615	3,073,615	3,073,615	3,073,615
Tax Preferred	400,508	400,508	400,508	400,508
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND THE SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2012	3,073,615	$6,173,491	400,508	$—	$7,950	$6,181,441

Net income	—	243,126	—	—	2,456	245,582
BALANCE, December 31, 2013	3,073,615	6,416,617	400,508	—	10,406	6,427,023

Net income	—	69,313	—	—	700	70,013
BALANCE, June 30, 2014	3,073,615	$6,485,930	400,508	$—	$11,106	$6,497,036
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$70,013	$90,629
Operating distributions received from joint venture	130,053	244,881
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint venture	(184,844)	(165,271)
Changes in assets and liabilities:
Decrease in tenant receivables	—	4,502
Decrease in other assets	—	4,722
Decrease in accounts payable and accrued expenses	(5,211)	(16,734)
Increase (decrease) in due to affiliates	1,765	(1,090)
Net cash provided by operating activities	11,776	161,639
Net Increase in Cash and Cash Equivalents	11,776	161,639

Cash and Cash Equivalents, beginning of period	2,131,037	1,844,841
Cash and Cash Equivalents, end of period	$2,142,813	$2,006,480

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (unaudited)

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
During the periods presented, the Partnership owned interests in the following joint venture (the "Joint Venture") and property:

Joint Venture	Joint Venture Partners	Ownership %	Property
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates" or the "Joint Venture")	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	Siemens – Orlando Building(1) Two single-story office buildings located in Orlando, Florida
(1) On July 11, 2014, we entered into an agreement to sell this property to an unaffiliated third party.
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

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for the Joint Venture for the three months and six months ended June 30, 2014 and 2013, is presented below:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Fund XIII-XIV Associates	$330,712	$314,249	$139,553	$119,383	$732,821	$709,010	$350,749	$313,608
Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of June 30, 2014 and December 31, 2013 represents operating cash flow generated by the Joint Venture for the three months ended June 30, 2014 and December 31, 2013, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture for the remaining property owned through the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. The Partnership's share of management, leasing and asset management fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $369 and $704 for the three months ended June 30, 2014 and 2013, respectively, and $6,548 and $8,792 for the six months ended June 30, 2014 and 2013, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $31,795 and $14,921 for the three months ended June 30, 2014 and 2013, respectively, and $56,128 and $31,178 for the six months ended June 30, 2014 and 2013, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2014 and December 31, 2013 was comprised of administrative reimbursements due to Wells Capital and/or Wells Management.
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

Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of June 30, 2014, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

7.	SUBSEQUENT EVENT
On July 11, 2014, Fund XIII-XIV Associates entered into an agreement to sell the Siemens - Orlando Building to Owens Realty Capital, LLC., an unaffiliated third party, for a gross sales price of $14,320,000, exclusive of closing costs. The agreement was subject to a 13-day due diligence period. On July 23, 2014, the first amendment to the agreement was signed, which extended the due diligence period to August 20, 2014. Earnest money deposits totaling $350,000 have been received and another $100,000 is due from the buyer prior to the end of the due diligence period. All earnest money deposits will become non-refundable upon the expiration of the due diligence period. Fund XIII-XIV Associates expects the closing of this transaction to occur during the third quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. The Partnership owns approximately 52.7% of Fund XIII-IV Associates, which owns 100% of the Siemens-Orlando Building.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the five properties in which we have held interests, either directly or through investments in the Joint Venture. On July 11, 2014, Fund XIII-XIV Associates entered into an agreement to sell the Siemens - Orlando Building to Owens Realty Capital, LLC., an unaffiliated third party, for a gross sales price of $14,320,000, exclusive of closing costs. The agreement was subject to a 13-day due diligence period. On July 23, 2014, the first amendment to the agreement was signed, which extended the due diligence period to August 20, 2014. Earnest money deposits totaling $350,000 have been received and another $100,000 is due from the buyer prior to the end of the due diligence period. All earnest money deposits will become non-refundable upon the expiration of the due diligence period. Fund XIII-XIV Associates expects the closing of this transaction to occur during the third quarter of 2014; however, there are no assurances regarding when or if this sale will be completed.
The second quarter 2014 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term to fund our pro-rata share of capital improvements at our remaining property, should the transaction disclosed above not be completed as anticipated.
Property Summary
As of July 31, 2014, we owned an interest in one property. As noted above under Portfolio Overview, we anticipate selling our remaining property in the third quarter of 2014, but as there are no assurances regarding when or if this sale will be completed, we will continue our marketing efforts.

Information relating to the properties owned, or previously owned, by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The 150 Apollo Drive property was sold on July 21, 2011.

•	The 3675 Kennesaw Building was sold on February 24, 2012.

•
The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease to Siemens extends through April 2019. On July 11, 2014, we executed an agreement to sell this property; however, there are no assurances regarding when or if this sale will be completed.

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
Short-Term Liquidity
During the six months ended June 30, 2014, we generated net cash flows from operating activities, including distributions received from the Joint Venture, of approximately $12,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general and administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated during the six months ended June 30, 2014 to fund our pro rata share of anticipated re-leasing costs at our remaining property in connection with the lease extension executed with Siemens. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows and determination of near-term cash needs to fund our share of capital improvements for our remaining property owned by the Joint Venture. We anticipate that operating distributions from Fund XIII-XIV Associates may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs at the Siemens – Orlando Building in connection with the lease extension executed with Siemens.
We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $12,000 as of June 30, 2014.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from our remaining property owned by the Joint Venture, and net proceeds generated from the sale of that property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements and renovations for our remaining property owned by the Joint Venture. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
Capital Resources
We fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our property, and tenant improvements for the purpose of readying our property for re-leasing. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.
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
As of June 30, 2014, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

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

Results of Operations
Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2014
Continuing Operations
Equity in income of Joint Venture increased from $62,915 for the three months ended June 30, 2013 to $73,544 for the three months ended June 30, 2014, primarily due to an increase in rental revenues and tenant reimbursements at the Siemens - Orlando Building. We expect equity in income of Joint Venture to remain at a similar level, as compared to the three months ended June 30, 2014.
General and administrative expenses increased from $31,102 for the three months ended June 30, 2013 to $56,900 for the three months ended June 30, 2014, primarily due to an increase in administrative reimbursements and administrative costs allocated to the Partnership. The increase reflects an adjustment to the allocation method related to the winding down of WREF. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to the Partnership.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to 150 Apollo Drive as discontinued operations for all periods presented. Income from discontinued operations was $5,586 for the three months ended June 30, 2013. While 150 Apollo Drive was sold during 2011, related discontinued operations are presented in 2013 as a result of an adjustment to tenant reimbursements and property operating costs in the second quarter of 2013.
Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2014
Continuing Operations
Equity in income of Joint Venture increased from $165,271 for the six months ended June 30, 2013 to $184,844 for the six months ended June 30, 2014, primarily due to (i) an increase in rental revenues and tenant reimbursements at the Siemens - Orlando Building and (ii) a decrease in amortization expense in connection with the expiration of the initial Cemex Construction Materials Florida, LLC lease. We expect equity in income of Joint Venture to remain at a similar level, as compared to the six months ended June 30, 2014.
General and administrative expenses increased from $80,604 for the six months ended June 30, 2013 to $115,212 for the six months ended June 30, 2014, primarily due to an increase in administrative reimbursements and administrative costs allocated to the Partnership. The increase reflects an adjustment to the allocation method related to the winding down of WREF. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to the Partnership.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to 150 Apollo Drive as discontinued operations for all periods presented. Income from discontinued operations was $5,586 for the six months ended June 30, 2013. While 150 Apollo Drive was sold during 2011, related discontinued operations are presented in 2013 as a result of an adjustment to tenant reimbursements and property operating costs in the second quarter of 2013.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no impairments in the carrying value of our real estate assets and related intangible assets during the current periods; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Subsequent Event
On July 11, 2014, Fund XIII-XIV Associates entered into an agreement to sell the Siemens - Orlando Building to Owens Realty Capital, LLC., an unaffiliated third party, for a gross sales price of $14,320,000, exclusive of closing costs. The agreement was subject to a 13-day due diligence period. On July 23, 2014, the first amendment to the agreement was signed, which extended the due diligence period to August 20, 2014. Earnest money deposits totaling $350,000 have been received and another $100,000 is due from the buyer prior to the end of the due diligence period. All earnest money deposits will become non-refundable upon the expiration of the due diligence period. Fund XIII-XIV Associates expects the closing of this transaction to occur during the third quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. We own approximately 53% of Fund XIII-IV Associates, which owns 100% of the Siemens-Orlando Building.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2014, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2014.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2014.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2014, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

August 11, 2014		/s/ RANDY A. SIMMONS
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