Form 10-K
period 2014-12-31
WELLS REAL ESTATE FUND XIV LP
filed 2015-03-31
CIK 1206401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on May 14, 2003 and terminated on April 30, 2005. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Cash Preferred Units and Tax Preferred Units held by non-affiliates as of June 30, 2014 was approximately 3,073,615 and 400,508, respectively.

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
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders may be significantly hindered. Contained in Item 1A are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

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

We are currently in the disposition-and-liquidation phase of our life cycle. On December 31, 2014, Fund XIII and Fund XIV Associates sold the Siemens - Orlando Building to an unrelated third party for a gross sale price of approximately $13.6 million. As a result of the sale, we received net sale proceeds of approximately $6.9 million and recognized a gain of approximately $2.4 million. With the completion of the sale of the Siemens - Orlando Building, we have sold all of the real estate assets in which we had owned interests. We have begun to take the steps necessary to liquidate and dissolve the Partnership.
Employees
We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us, including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions,"

for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2014, 2013, and 2012.
Operational Dependency
We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our remaining property, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, our operations are dependent upon Wells Capital and Wells Management.
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of December 31, 2014, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
Proxy to Liquidate
Under Section 20.2 of the partnership agreement, limited partners holding 10% or more of the outstanding units have the right, at any time commencing eight years after the termination of the Partnership's offering of units (April 30, 2013), to provide a written request to the General Partners directing the General Partners to formally proxy the limited partners to determine whether the assets of the Partnership should be liquidated. With the completion of the sale of the Siemens - Orlando Building, we have sold all of the real estate assets in which we had owned interests, either directly or through investments in the Joint Venture. We have begun to take the steps necessary to liquidate and dissolve the Partnership.
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
Our General Partners or their affiliates performed services for us in connection with the management and leasing of our former properties. Our affiliates received property management, leasing, and asset management fees of 4.5% of gross revenues in connection with the properties we owned. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation and liquidation, which includes actual costs of goods, services, and materials used for or by us. These fees and reimbursements will reduce the amount of cash available for distributions to our limited partners.
The availability and the timing of cash distributions are uncertain.
We cannot assure you that sufficient cash will be available to make distributions to you from either net cash from operations or proceeds from the sale of properties. We bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our general and limited partners. In addition, our General Partners, in their discretion, may retain all or any portion of net cash generated from our operations and/or proceeds from the sale of our properties for working capital reserves.
The amount available for distribution to our limited partners could be reduced if our expectations regarding wind down costs are inaccurate.

We are in the process of evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership at dissolution and intend to distribute the cash balances remaining at that time to the limited partners pursuant to applicable provisions of the partnership agreement in 2015.  Claims, liabilities and expenses from operations (such as administrative costs, all applicable taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to wind down our business. Our expectations regarding our expenses may be inaccurate. Any unexpected claims, liabilities or expenses, or any claims, liabilities or expenses that exceed our current estimates, could reduce the amount of cash available for ultimate distribution to our limited partners. If cash on hand is not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to make any liquidating distributions to our limited partners.

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners' units, what limited partners might be able to sell their units for, or the fair market value of properties we owned, nor do they necessarily represent the amount of net proceeds limited partners would receive in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. It also should be noted that as properties were sold and the net proceeds from property sales distributed to limited partners, the resulting value of our limited partnership units naturally declined.

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

WREF is winding down its operations and, as a result, its workforce and available capital have been significantly reduced.  Accordingly, we may not be able to rely on our General Partners to allocate sufficient time and resources to our operations, which may adversely affect our ability to operate our business and liquidate.

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
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Randy A. Simmons, and Kerianne Maloney, each of whom would be difficult to replace. We cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to effectively liquidate and distribute remaining cash to limited partners and the value of your investment may decline.
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
Our administrative operating expenses, including expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.
We bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the general and administrative operating expenses and percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.
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
As a limited partner in the Partnership, you are required to report your allocable share of our taxable income on your personal income tax return regardless of whether or not you have received any cash distributions from the Partnership. For example, if you hold Cash Preferred Units, you will be allocated substantially all of our net income, defined in the partnership agreement to mean generally net income for federal income tax purposes, including any income exempt from tax, but excluding all deductions for depreciation and amortization and gain or loss from the sale of our properties, even if such income is in excess of any distributions of cash from our operations. If you hold Cash Preferred Units, you will likely be allocated taxable income in excess of any distributions to you, and the amount of cash received by you could be less than the income tax attributable to the net income allocated to you.
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
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a limited partner. Any such changes could have an adverse effect on an investment in our units. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in units and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our units.
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
If our assets were deemed to be assets of qualified plans investing as limited partners, i.e., plan assets, our General Partners would be considered to be fiduciaries of such plans and certain contemplated transactions between our General Partners or their affiliates, and us may then be deemed to be "prohibited transactions" subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, the standards of prudence and other provisions of ERISA applicable to plan fiduciaries would apply to the General Partners with respect to our investments. We have not sought a ruling from the U.S. Department of Labor regarding the potential classification of our assets as plan assets.
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
Overview
We owned interests in our real estate assets directly and through a joint venture with another entity affiliated with the General Partners.
During the periods presented, we owned direct interests in the following properties:

	Leased % as of December 31,
Properties	2014	2013	2012	2011	2010
1. 150 Apollo Drive(1) A three-story office building located in Chelmsford, Massachusetts	-	-	-	-	100%
2. 3675 Kennesaw Building(2) A one-story distribution warehouse building located in Kennesaw, Georgia	-	-	-	100%	100%

(1)	This property was sold in July 2011.

(2)	This property was sold in February 2012.

During the periods presented, we owned interests in the following joint venture (the "Joint Venture") and property:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Property	2014	2013	2012	2011	2010
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates” or the “Joint Venture”)	Wells Real Estate Fund XIII, L.P. Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	Siemens - Orlando Building(1) Two single-story office buildings located in Orlando, Florida	-	100%	100%	100%	100%

(1)	This property was sold in December 2014.

Wells Real Estate Fund XIII, L.P. is affiliated with us through common general partners. Each of the properties described above was acquired on an all-cash basis.

Property Descriptions
The properties in which we owned an interest either directly or through the Joint Venture during the periods presented are further described below:
Siemens - Orlando Building
The Siemens - Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. On December 31, 2014, Fund XIII-XIV Associates sold the Siemens - Orlando Building to an unaffiliated third party for a gross sales price of $13,570,000, exclusive of closing costs. As result of the sale, the Partnership was allocated a gain of approximately $2,399,000. The Partnership received net sale proceeds of approximately $6,880,000 in January 2015.
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
Summary
As of February 28, 2015, 3,073,615 Cash Preferred Units and 400,508 Tax Preferred Units, held by a total of 591 and 76 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 28, 2015, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $5.42 per Cash Preferred Unit and $6.90 per Tax Preferred Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
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
Our remaining property was sold in 2014. The General Partners of the Partnership recently completed their estimated unit valuations based upon remaining cash reserves as of December 31, 2014. The General Partners have estimated our unit values to be approximately $2.60 per Cash Preferred Unit and $2.60 per Tax Preferred Unit. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. These estimates should not be viewed as an accurate reflection of the value of the limited partners units or for how much limited partners might be able to sell their units.
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

It should also be noted that as our properties were sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our portfolio of properties and resulting value of our limited partnership units naturally declined. In considering the foregoing estimated unit valuations, it should be noted that we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $5.42 per Cash Preferred Unit and $6.90 per Tax Preferred Unit. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from us in our original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.
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
No operating cash distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2014 and 2013.

Net Sale Proceeds Distributions
Upon the sale of properties, unless reserved, net sale proceeds are distributed in the following order:

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
No net sale proceeds distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2014 and 2013.

ITEM 6.	SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the years ended 2014, 2013, 2012, 2011, and 2010 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2014	2013	2012	2011	2010
Total assets	$9,044,379	$6,442,462	$6,207,069	$16,662,483	$16,057,772
Total revenues(1)	$776	$767	$11,793	$9,181	$52
Equity in income of Joint Venture	$2,807,123	$383,726	$385,119	$372,241	$443,334
Income (loss) from discontinued operations	$—	$5,586	$853,665	$831,338	$(3,254,775)
Net income (loss)	$2,610,250	$245,582	$1,084,426	$1,060,022	$(2,976,527)
Net income (loss) allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$804,097	$237,596	$(1,196,775)	$323,688	$277,304
Income (loss) from discontinued operations	$—	$5,530	$502,040	$(89,043)	$(3,251,768)
Net income (loss) allocated to Cash Preferred limited partners	$804,097	$243,126	$(694,735)	$234,645	$(2,974,464)
Tax Preferred limited partners:
Income (loss) from continuing operations	$1,804,037	$—	$1,425,229	$(97,291)	$—
Income from discontinued operations	$—	$—	$346,727	$921,923	$—
Net income allocated to Tax Preferred limited partners	$1,804,037	$—	$1,771,956	$824,632	$—
General partners:
Income from continuing operations	$2,116	$2,400	$2,307	$2,287	$944
Income (loss) from discontinued operations	$—	$56	$4,898	$(1,542)	$(3,007)
Net income (loss) allocated to General Partners	$2,116	$2,456	$7,205	$745	$(2,063)
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred:
Income (loss) from continuing operations	$0.26	$0.08	$(0.43)	$0.12	$0.10
Income (loss) from discontinued operations	$—	$—	$0.19	$(0.03)	$(1.22)
Net income (loss) per Cash Preferred limited partner unit	$0.26	$0.08	$(0.24)	$0.09	$(1.12)
Tax Preferred:
Income (loss) from continuing operations	$4.50	$—	$2.00	$(0.12)	$—
Income from discontinued operations	$—	$—	$0.49	$1.12	$—
Net income per Tax Preferred limited partner unit	$4.50	$—	$2.49	$1.00	$—
Operating cash distributions per weighted- average Cash Preferred Limited Partner Unit:
Investment Income	$—	$—	$—	$—	$—
Return of Capital	$—	$—	$—	$—	$—
Operating cash distributions per weighted- average Tax Preferred Limited Partner Unit:
Investment Income	$—	$—	$—	$—	$—
Return of Capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$—	$—	$3.22	$—	$—
Tax Preferred	$—	$—	$3.64	$—	$—

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
Overview
Portfolio Overview
We have transitioned into the disposition-and-liquidation phase of our life cycle. On December 31, 2014, Fund XIII-XIV Associates sold the Siemens - Orlando Building to an unaffiliated third party for a gross sales price of $13,570,000, exclusive of adjustments and closing costs. As a result of the sale, we were allocated a gain of approximately $2,399,000. We received net sale proceeds of approximately $6,880,000 in January 2015. With the completion of the sale of the Siemens - Orlando Building, we have sold all of the real estate assets in which we had owned interests, either directly or through investments in the Joint Venture. We have begun to take the steps necessary to liquidate and dissolve the Partnership.
The fourth quarter 2014 operating distributions to limited partners holding Cash Preferred Units were reserved. The General Partners have declared a net sale proceeds distribution of approximately $7,254,000 to be paid to limited partners in April 2015. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in the second quarter of 2015.
Property Summary
Following the sale of the Siemens - Orlando Building in December 2014, we have now sold all of the real estate assets in which we had owned interests, either directly or through investments in the Joint Venture. We have begun to take the steps necessary to liquidate and dissolve the Partnership, which is expected to occur in the second quarter of 2015.
Information relating to the properties owned by the Partnership or its Joint Venture is presented below:

•	The 7500 Setzler Parkway property was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The 150 Apollo Drive property was sold on July 21, 2011.

•	The 3675 Kennesaw Building was sold on February 24, 2012.

•	The Siemens – Orlando Building was sold on December 31, 2014.
General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.

As measured by the U.S. real gross domestic product (“real GDP”), the U.S. economy increased by 2.2% in 2014, according to estimates, consistent with the increase in 2013. The growth of the U.S. economy in 2014 primarily reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, private inventory investment, state and local government spending, and residential fixed investment that were partly offset by a negative contribution from federal government spending. While there are still challenges to the U.S. economic expansion, management believes the U.S. economy will remain on an upward track as there are several signs of positive momentum heading into 2015, including high consumer confidence largely attributable to low interest rates and falling oil prices, improved corporate earnings, and increased foreign investment driven by a strengthening U.S. dollar. Questions regarding monetary policy, specifically when the Federal Reserve will begin to increase interest rates, have become increasingly common as the economy begins to move towards pre-recession levels. Given the trend of improving economic data observed at the end of 2014, we are cautiously optimistic that 2015 will deliver a real GDP growth number greater than the growth experienced in the prior two years and that corporate America will seek to reinvest its cash in the hiring of new employees as well as higher quality and growing office space.

The overall strengthening of the U.S. economy in 2014 was reflected in real estate market fundamentals, with major market indicators showing the speed of the recovery picking up aggressively. Net absorption was 22.4 million square feet in the fourth quarter and 71.7 million square feet for the year, which is an increase as compared to the 51.6 million square feet of net absorption in 2013 and makes 2014 the strongest year of demand since 2006. More than 70% of metropolitan areas experienced occupancy gains in both 2013 and 2014. As a result of the additional space absorbed, vacancy levels declined to 11.5% in the fourth quarter of 2014, an improvement from a 12.2% vacancy rate at the end of 2013, with 56 out of 80 metropolitan areas (70%) showing declines in vacancy rates. As expansionary activity took place across markets in 2014, vacancy rates for all classes of office space declined, with Class A vacancy recording the sharpest year-over-year decline. Although vacancy is down significantly from its recessionary peak in 2010, it is still slightly higher than its pre-recession low in 2008. With vacancy declining in the majority of areas of the country, both rental rates and development activity trended upward. Average quoted rental rates of the total office market saw an increase from $23.67 per square foot in the fourth quarter of 2013 to $24.42 per square foot in the fourth quarter of 2014. Class A and Class B suburban office rents posted the highest year-over-year increases. Although tenants’ desire for Class A space has slowed in comparison to the early recovery, it is still evident that tenants prefer quality office space even as rental rates increase. Consistent with the prior two years, of the total net absorption in 2014, almost 60% occurred in Class A office space, which is above its 35% share of the office market, indicating a continued trend to quality assets by tenants.

Development activity continues to increase across the U.S. as tenant expansions and strengthening fundamentals further justify new construction. Only 10 of 48 major U.S. office markets are without construction activity, further affirming the economy's and office market’s expansion and positive outlook. If continued, this increase in development could lead to a shift in fundamentals from a landlord-favorable market to a more neutral or tenant-favorable market sometime in the next 36 months. At year-end, office investment sales volumes were up 21%. With $121.5 billion of deal volume in the U.S., 2014 marked the highest level of activity since 2007, although still 37% below prior peak levels in 2007. While strong office investment sale activity in primary markets continues to capture domestic capital flows, transacted square footage in secondary markets is representative of the expanding desire for these products in the market. In 2014, secondary markets comprised 53% of transacted square feet as compared to 43% in 2013. While not at the same level as primary markets, sales pricing for core, Class A product in top secondary markets grew between 15% and 25% year-over-year on a per square foot basis. As we enter 2015, we expect the investment sales momentum seen in 2014 to continue, thus resulting in further volume growth and capital appreciation. Growing domestic economic prospects and favorable lending conditions provide further optimism for the U.S. office property market.

Job growth was positive in 2014, with the unemployment rate declining more than one full percentage point to 5.6% at the end of the year. Essential to the commercial real estate sector, office-using employment continued to improve with the U.S. creating 873,000 office-using jobs, up from 721,000 in 2013, and 696,000 in 2012.

Liquidity and Capital Resources
Overview
Our operating strategy has entailed funding expenditures related to the recurring operations of Fund XIII and Fund XIV Associates' properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that would have been required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows were generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, were generally paid quarterly. As a result, the ongoing monitoring of our cash position has been critical to ensuring that adequate liquidity and capital resources were available.
Short-Term Liquidity
During the year ended December 31, 2014, net cash outflows from operating activities were approximately $9,000 primarily due to the rental abatement period at the Siemens - Orlando Building associated with the Siemens Real Estate lease extension.
We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $7,000, as of December 31, 2014. We anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in the second quarter of 2015.
Long-Term Liquidity
We have sold all of the real estate assets in which we had owned interests and do not anticipate acquiring additional properties. As a result of the sale of the last remaining real estate asset in which we held an interest in December 2014, we have begun to take the steps necessary to liquidate and dissolve the Partnership. We received net sale proceeds of approximately $6,880,000 in January 2015 from the sale of the Siemens-Orlando Building. We are in the process of evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership at dissolution and intend to distribute the cash balances remaining at that time to the limited partners pursuant to applicable provisions of the partnership agreement.

Capital Resources
As of December 31, 2014, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2014	Undistributed Net Sale Proceeds as of December 31, 2014
Property Sold				Amount	Purpose
7500 Setzler Parkway (sold in 2007)	$8,723,080	52.7%	$4,597,063	$—	—	$4,597,063	$—
Randstad – Atlanta Building (sold in 2007)	$8,992,600	52.7%	4,739,100	—	—	4,739,100	—
150 Apollo Drive (sold in 2011)	$9,566,058	100.0%	9,566,058	—	—	9,566,058	—
3675 Kennesaw Building (sold in 2012)	$2,262,634	100.0%	2,262,634	—	—	1,887,779	374,855
Siemens-Orlando Building (sold in 2014)	$13,054,482	52.7%	6,879,712	—	—	—	6,879,712
Total			$28,044,567	$—		$20,790,000	$7,254,567

We received the proceeds for the Siemens - Orlando sale in January 2015. The General Partners have declared a net sale proceeds distribution of approximately $7,254,000 to be paid to limited partners in April 2015. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in the second quarter of 2015.

Results of Operations
Comparison of the year ended December 31, 2013 versus the year ended December 31, 2014
Continuing Operations
General and administrative expenses increased from $144,497 for the year ended December 31, 2013 to $197,649 for the year ended December 31, 2014, primarily due to an increase in administrative reimbursements and administrative costs allocated to the Partnership. The increase reflects an adjustment to the allocation method related to the winding down of WREF. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to the Partnership.
Equity in income of Joint Venture increased from $383,726 for the year ended December 31, 2013 to $2,807,123 for the year ended December 31, 2014 primarily due to recognizing a gain on the sale of the Siemens - Orlando Building in December 2014. We expect equity in income of Joint Venture to decrease in the near term as a result of selling the Siemens - Orlando Building.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to 150 Apollo Drive as discontinued operations for all periods presented. Income from discontinued operations was $5,586 for the year ended December 31, 2013. While 150 Apollo Drive was sold during 2011, related discontinued operations are presented in 2013 as a result of an adjustment to tenant reimbursements and property operating costs in the second quarter of 2013.
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
Inflation
We were exposed to inflation risk, as income from long-term leases was the primary source of our cash flows from operations. There were provisions in the majority of our tenant leases that were intended to help protect us from the impact of inflation. These provisions included rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance.
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
Investment in Real Estate Assets
We were required to make subjective assessments as to the useful lives of our depreciable assets. We considered the period of future benefit of the assets to determine the appropriate useful lives. These assessments had a direct impact on net income. The estimated useful lives of the Joint Venture's assets were depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term
In the event that the Joint Venture utilized inappropriate useful lives or methods of depreciation, our net income would have been misstated.
Evaluating the Recoverability of Real Estate Assets
We continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets in which we had an ownership interest through investments in the Joint Ventures were not recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets were not recoverable, we assessed the recoverability of the real estate assets by determining whether the respective carrying values would have been recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, did not exceed the respective assets’ carrying values, we adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

Investment in Joint Venture
We have evaluated the Joint Venture and concluded that it is not a variable interest entity. We do not have control over the operations of the Joint Venture; however, we do exercise significant influence. Approval by us as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture or its real property investments. Accordingly, we account for our investment in the Joint Venture using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.
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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 4 and Note 10 of our accompanying financial statements for further explanations.

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
There were no disagreements with our independent registered public accounting firm during the years ended December 31, 2014 and 2013.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2014. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2014, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2014. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria and, therefore, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.

For the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Capital
Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates previously served as the advisor to Signature Office Income REIT (formerly Wells Core Office Income REIT, Inc.), CatchMark Timber Trust, Inc. (formerly Wells Timberland REIT, Inc.), Columbia Property Trust, Inc. (formerly Wells Real Estate Investment Trust II, Inc.), and Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc) (collectively, the "Wells REITs"). In these capacities, Wells Capital performs certain services for Wells Public Partnerships, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital previously performed these services for the Wells REITs. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.
Leo F. Wells, III
Mr. Wells, 71, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, one of our General Partners; Wells Management; WIS; Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc.,

a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

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
Section 16(a), Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the officers and directors of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). We believe all persons subject to these reporting requirements filed the report on a timely basis in 2014.
Financial Oversight Committee
We do not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital has established a Financial Oversight Committee consisting of Randy A. Simmons as the Principal Financial Officer; Tony Marrs as the Senior Vice President; and Kerianne Maloney as Senior Vice President. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."
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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	Set forth below is the security ownership of beneficial owners owning in excess of 5% of a class of outstanding units of the Partnership as of February 28, 2015.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Kenneth J. Woolcott, Trustee 6100 La Jolla Scenic, S La Jolla, CA 92037	322,580.645 Units(1)	9.29%

Limited Partnership Units	New Horizons, L.P. P.O. Box 6446 San Pedro, CA 90734	257,812.758 Units(2)	7.42%

Limited Partnership Units	Andrew Mark Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

Limited Partnership Units	Matthew Phillip Urbanek 75 Kenilworth Road Wellesley, MA 02482	200,000.000 Units(3)	5.76%

(1)	Kenneth J. Woolcott owns Cash Preferred Units through a trust.

(2)	New Horizons, L.P. owns Cash Preferred Units through a limited partnership.

(3)	Andrew Mark Urbanek and Matthew Phillip Urbanek own Cash Preferred Units through an irrevocable trust.

(b)	Set forth below is the security ownership of management as of February 28, 2015.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	69.940 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 69.940 Cash Preferred Units through Wells Capital.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sales Proceeds
The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sale proceeds for the year ended December 31, 2014.
Management and Leasing Fees
We entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management receives compensation for the management and leasing of the properties we owned directly or through the Joint Venture, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases were 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are included in equity in income of joint venture in the accompanying statements of operations. We paid management and leasing fees for the properties we owned directly. Our share of management, leasing and asset management fees, and lease acquisition costs incurred from properties owned directly and through the Joint Venture that are payable to Wells Management is $7,287, $12,557, and $58,526 for the years ended December 31, 2014, 2013, and 2012, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Capital and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $92,146, $59,936, and $88,877 payable to Wells Capital and Wells Management for the years ended December 31, 2014, 2013, and 2012, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.
Real Estate Commissions
In connection with the sale of our properties, the General Partners or their affiliates were able to receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area, or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2014, 2013, and 2012.
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
Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006.  All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint venture in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2014 and 2013, are set forth in the table below.

	2014	2013
Audit Fees	$29,177	$35,713
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$29,177	$35,713
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
During the fiscal years ended December 31, 2014 and 2013, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND XIV, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

March 31, 2015		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 31, 2015		/s/ RANDY A. SIMMONS
Randy A. Simmons Senior Vice President of Wells Capital, Inc.

EXHIBIT INDEX
TO
2014 FORM 10-K
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
*10.5
Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 000-49633)

*10.6
Second Amendment to Lease Agreement with Siemens Shared Services, LLC relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2009, Commission File No. 000-49633)

*10.7
Purchase and Sale Agreement for the sale of the 150 Apollo Drive Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIV, L.P. for the quarter ended June 30, 2011, Commission File No. 000-50647)

*10.8
Third Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2011, Commission File No. 000-49633)

*10.9
Purchase and Sale Agreement for the sale of the 3675 Kennesaw Building (Exhibit 10.12 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-50647)

*10.10
First Amendment to the Purchase and Sale Agreement for the sale of the 3675 Kennesaw Building (Exhibit 10.13 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-50647)

*10.11
Settlement Agreement dated February 17, 2012 related to 3675 Kennesaw Building (Exhibit 10.14 to Form 10-K of Wells Real Estate Fund XIV, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-50647)

*10.12
Fourth Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2012, Commission File No. 000-49633)

*10.13
Second Amendment to Lease Agreement with Etour and Travel, Inc. relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2012, Commission File No. 000-49633)

*10.14
Fifth Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the year ended December 31, 2013, Commission File No. 000-49633)

*10.15
Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.16
First Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.17
Second Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.4 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.18
Third Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.5 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.19
Fourth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.6 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.20
Fifth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.7 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.21
Sixth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.8 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.22
Seventh Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.9 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.23
Eighth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.30 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the year ended December 31, 2014, Commission File No. 000-49633)

*10.24
Ninth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.32 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the year ended December 31, 2014, Commission File No. 000-49633)

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

WELLS REAL ESTATE FUND XIV, L.P.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund XIV, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIV, L.P. (the "Partnership") as of December 31, 2014 and 2013, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation and amortization. These financial statements and financial statement Schedule III are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement Schedule III based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIV, L.P. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation and amortization, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 31, 2015

WELLS REAL ESTATE FUND XIV, L.P.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets:
Investment in joint venture	$6,879,711	$4,181,372
Cash and cash equivalents	2,122,440	2,131,037
Due from joint venture	37,870	130,053
Other assets	4,358	—
Total assets	$9,044,379	$6,442,462

Liabilities:
Accounts payable and accrued expenses	$1,451	$10,458
Due to affiliates	5,655	4,981
Total liabilities	7,106	15,439

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,073,615 units issued and outstanding	7,220,714	6,416,617
Tax Preferred – 400,508 units issued and outstanding	1,804,037	—
General Partners	12,522	10,406
Total partners' capital	9,037,273	6,427,023
Total liabilities and partners' capital	$9,044,379	$6,442,462
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013	2012
Revenues:
Interest and other income	$776	$767	$11,793
Total revenues	776	767	11,793
Expenses:
General and administrative	197,649	144,497	166,151
Total expenses	197,649	144,497	166,151
Equity in Income of Joint Venture	2,807,123	383,726	385,119
Income from Continuing Operations	2,610,250	239,996	230,761
Discontinued Operations:
Operating income	—	5,586	489,770
Gain on sale of real estate assets	—	—	363,895
Income from Discontinued Operations	—	5,586	853,665
Net Income	$2,610,250	$245,582	$1,084,426
Net Income (Loss) Allocated to:
Cash Preferred limited partners:
Income (loss) from continuing operations	$804,097	$237,596	$(1,196,775)
Income from discontinued operations	—	5,530	502,040
Net income (loss) allocated to Cash Preferred limited partners	$804,097	$243,126	$(694,735)
Tax Preferred limited partners:
Income from continuing operations	$1,804,037	$—	$1,425,229
Income from discontinued operations	—	—	346,727
Net income allocated to Tax Preferred limited partners	$1,804,037	$—	$1,771,956
General partners:
Income from continuing operations	$2,116	$2,400	$2,307
Income from discontinued operations	—	56	4,898
Net income allocated to general partners	$2,116	$2,456	$7,205
Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred:
Income (loss) from continuing operations	$0.26	$0.08	$(0.43)
Income from discontinued operations	0.00	0.00	0.19
Net income (loss) per Cash Preferred limited partner unit	$0.26	$0.08	$(0.24)
Tax Preferred:
Income from continuing operations	$4.50	$0.00	$2.00
Income from discontinued operations	—	0.00	0.49
Net income per Tax Preferred limited partner unit	$4.50	$0.00	$2.49
Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,073,615	3,073,615	2,761,115
Tax Preferred	400,508	400,508	713,008
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2014, 2013, AND 2012

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	2,648,615	$15,771,638	825,508	$824,632	$745	$16,597,015

Tax Preferred conversion elections	425,000	—	(425,000)	—	—	—
Net income (loss)	—	(694,735)	—	1,771,956	7,205	1,084,426
Distributions of net sale proceeds ($3.22 and $3.64 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(8,903,412)	—	(2,596,588)	—	(11,500,000)
BALANCE, December 31, 2012	3,073,615	6,173,491	400,508	—	7,950	6,181,441

Net income	—	243,126	—	—	2,456	245,582
BALANCE, December 31, 2013	3,073,615	6,416,617	400,508	—	10,406	6,427,023

Net income	—	804,097	—	1,804,037	2,116	2,610,250
BALANCE, December 31, 2014	3,073,615	$7,220,714	400,508	$1,804,037	$12,522	$9,037,273
See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$2,610,250	$245,582	$1,084,426
Operating distributions received from joint venture	200,967	422,934	392,715
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of real estate assets	—	—	(363,895)
Depreciation	—	—	3,500
Amortization	—	—	11,300
Bad debt expense	—	—	49,320
Equity in income of joint venture	(2,807,123)	(383,726)	(385,119)
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	—	4,502	(49,320)
(Increase) decrease in other assets	(4,358)	7,093	73,643
Decrease in accounts payable and accrued expenses	(9,007)	(9,331)	(27,308)
Decrease in deferred income	—	—	(11,481)
Increase (decrease) in due to affiliates	674	(858)	(1,051)
Net cash (used in) provided by operating activities	(8,597)	286,196	776,730

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	—	—	2,262,634

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	—	—	(11,500,000)
Net (Decrease) Increase in Cash and Cash Equivalents	(8,597)	286,196	(8,460,636)

Cash and Cash Equivalents, beginning of year	2,131,037	1,844,841	10,305,477
Cash and Cash Equivalents, end of year	$2,122,440	$2,131,037	$1,844,841

See accompanying notes.

WELLS REAL ESTATE FUND XIV, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013, AND 2012

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
During the periods presented, the Partnership owned the following property directly:

1. 3675 Kennesaw Building(1) A one-story distribution warehouse building located in Kennesaw, Georgia

(1)	This property was sold in February 2012.

During the periods presented, the Partnership owned interests in the following joint venture (the "Joint Venture") and property:

Joint Venture	Joint Venture Partners	Ownership %	Property
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates" or the "Joint Venture")	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	Siemens – Orlando Building(1) Two single-story office buildings located in Orlando, Florida

(1)	This property was sold in December 2014.

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

Real Estate Assets
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures were not recoverable. When indicators of potential impairment were present, which suggested that the carrying amounts of real estate assets were not recoverable, management assessed the recoverability of the real estate assets by determining whether the respective carrying values would have been recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale did not exceed the respective asset carrying value, management adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership could have assigned an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls was based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considered factors specific to the asset or liability.
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

During the years ended December 31, 2014, 2013, and 2012, the Partnership recognized the following amortization of acquired intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Asset	Absorption Period Costs
For the year ended December 31:
2014	$—	$—	$—
2013	$—	$—	$—
2012	$930	$5,213	$4,696

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
Other Assets
Other assets are primarily comprised of prepaid expenses. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.
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
Recent Accounting Pronouncement
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for transactions that qualify to be reported as discontinued operations, and enhances disclosures for transactions that meet the new criteria in this area. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on the entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations including more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the period beginning on January 1, 2015. The Partnership expects that the adoption of ASU 2014-08 will not have a material impact on its financial statements or disclosures.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue guidance in GAAP when it becomes effective. ASU 2014-09 will be effective for the Partnership for the period beginning on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Partnership is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements or disclosures. The Partnership has not yet selected a transition method nor have we determined the effect of the adoption of ASU 2014-09 on our ongoing financial reporting.

3.	INVESTMENT IN JOINT VENTURE
Due from Joint Venture
As of December 31, 2014 and 2013, due from joint venture represents the Partnership's share of operating cash flow to be distributed from the Joint Venture for the fourth quarter of 2014 and 2013, respectively.

Summary of Investment
The Partnership's investment and approximate ownership percentage in the Joint Venture as of December 31, 2014 and 2013 is summarized below:

	2014		2013
	Amount	Percentage	Amount	Percentage
Fund XIII-XIV Associates	$6,879,711	53%	$4,181,372	53%

Summary of Activity
The Partnership's investment in the Joint Venture for the years ended December 31, 2014 and 2013 are presented below:

	2014	2013
Investment in Joint Venture, beginning of year	$4,181,372	$4,249,404
Equity in income of Joint Venture	2,807,123	383,726
Distributions from Joint Venture	(108,784)	(451,758)
Investment in Joint Venture, end of year	$6,879,711	$4,181,372

Summary of Financial Information

Condensed financial information for the Joint Venture as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Fund XIII-XIV Associates	$13,247,122	$8,348,739	$192,641	$414,448	$13,054,481	$7,934,291

	Total Revenues			Loss from Continuing Operations			Income from Discontinued Operations			Net Income
	Years ended December 31,			Years ended December 31,			Years ended December 31,			Years ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Fund XIII-XIV Associates	$—	$—	$—	$(19,328)	$(25,063)	$(25,731)	$5,345,937	$753,197	$756,506	$5,326,609	$728,134	$730,775

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of loss from discontinued operations recognized by the Joint Venture are provided below:

	Year Ended			Year Ended			Year Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-XIV Associates	$794,455	$4,551,482	$5,345,937	$753,197	$—	$753,197	$756,506	$—	$756,506

On December 31, 2014, Fund XIII-XIV Associates sold the Siemens - Orlando Building to an unaffiliated third party for a gross sales price of $13,750,000, exclusive of closing costs. As result of the sale, the Partnership received net sale proceeds of approximately $6,880,000 and was allocated a gain of approximately $2,399,000.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management, leasing, and asset management agreement, Wells Management received compensation for the management and leasing of the Partnership's properties owned directly or through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases, except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees paid by the Joint Venture are included in equity in income of joint venture in the accompanying statements of operations. Management and leasing fees were paid by the Partnership for the properties owned directly. The Partnership's share of management, leasing and asset management fees and lease acquisition costs incurred by the properties owned directly and through the Joint Venture and payable to Wells Management is $7,287, $12,557, and $58,526 for the years ended December 31, 2014, 2013, and 2012, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $92,146, $59,936, and $88,877 payable to Wells Capital and Wells Management for the years ended December 31, 2014, 2013, and 2012, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2014 and 2013 was comprised of administrative reimbursements due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. As of December 31, 2014, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due.

5.	DISCONTINUED OPERATIONS
In accordance with GAAP, the Partnership has classified the results of operations related to the 3675 Kennesaw Building, which was sold on February 24, 2012, and the 150 Apollo Drive property, which was sold on July 21, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations for the years ended 2014, 2013, and 2012 are presented below:

	2014	2013	2012
Revenues:
Rental income	$—	$—	$46,043
Tenant reimbursements	—	5,586	13,827
Bad debt recoveries	—	—	546,109
Interest and other income	—	—	415
Total revenues	—	5,586	606,394

Expenses:
Property operating costs	—	—	5,051
Asset and property management fees:
Related-party	—	—	23,625
Depreciation	—	—	3,500
Amortization	—	—	10,370
Bad debt expense	—	—	49,320
General and administrative expenses	—	—	24,758
Total expenses	—	—	116,624

Operating income	—	5,586	489,770
Gain on sale of real estate assets	—	—	363,895
Income from Discontinued Operations	$—	$5,586	$853,665

6.	PER-UNIT AMOUNTS
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

7.	INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL
A reconciliation of the Partnership's financial statement net income to net income (loss) presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Financial statement net income	$2,610,250	$245,582	$1,084,426
Adjustments in net income resulting from:
Depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(1,170)	(17,832)	(36,221)
Amortization expense for financial reporting purposes greater than (less than) than amounts for income tax purposes	(157,838)	11,023	43,083
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	—	—	(494,683)
Rental income for financial reporting purposes less than (greater than) amounts for income tax purposes	(273,628)	9,368	(23,545)
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	—	—	(1,196,830)
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	(980,079)	—	—
Other	(2,331)	40,732	(11,433)
Income tax basis net income (loss)	$1,195,204	$288,873	$(635,203)

A reconciliation of partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Financial statement partners' capital	$9,037,273	$6,427,023	$6,181,441
Increase (decrease) in partners' capital resulting from:
Accumulated depreciation expense for financial reporting purposes less than amounts for income tax purposes	(884,226)	(883,056)	(865,224)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	5,511,701	5,669,539	5,658,516
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	11,428	11,428	11,428
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,295,484	4,295,484	4,295,484
Capitalization of organization costs for income tax purposes, which are expensed for financial reporting purposes	47,171	47,171	47,171
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(1,063,426)	(789,798)	(799,166)
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(6,919,707)	(5,939,628)	(5,939,628)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	3,314,032	3,314,032	3,314,032
Section 734 Adjustment – Tax Preferred Partners’ step-up in basis	1,754,375	1,754,375	1,754,375
Other	15,259	17,590	(23,142)
Income tax basis partners' capital	$15,119,364	$13,924,160	$13,635,287

8.	QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$189	$191	$246	$150
Equity in income of joint venture	$111,300	$73,544	$119,510	$2,502,769
Net income	$53,177	$16,835	$77,787	$2,462,451
Net income allocated to:
Cash Preferred limited partners:
Income from continuing operations	$52,646	$16,667	$77,009	$657,775
Income from discontinued operations	—	—	—	—
Net income allocated to Cash Preferred limited partners	$52,646	$16,667	$77,009	$657,775
Tax Preferred limited partners:
Income from continuing operations	$—	$—	$—	$1,804,037
Income from discontinued operations	—	—	—	—
Net income allocated to Tax Preferred limited partners	$—	$—	$—	$1,804,037
General partners:
Income from continuing operations	$531	$168	$778	$639
Income from discontinued operations	—	—	—	—
Net income allocated to general partners	$531	$168	$778	$639
Net income per weighted-average limited partner unit:
Cash Preferred:
Income from continuing operations(a)	$0.02	$0.01	$0.03	$0.21
Income from discontinued operations	—	—	—	—
Net income per Cash Preferred limited partner unit	$0.02	$0.01	$0.03	$0.21
Tax Preferred:
Income from continuing operations	$—	$—	$—	$4.50
Income from discontinued operations	—	—	—	—
Net income per Tax Preferred limited partner unit	$—	$—	$—	$4.50
Distributions of operating cash flow per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of operating cash flow per limited partner unit	$—	$—	$—	$—
Distributions of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of net sale proceeds per limited partner unit	$—	$—	$—	$—

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$185	$191	$198	$193
Equity in income of joint venture	$102,356	$62,915	$120,093	$98,362
Income from discontinued operations	$—	$5,586	$—	$—
Net income	$53,039	$37,590	$91,598	$63,355
Net income allocated to:
Cash Preferred limited partners:
Income from continuing operations	$52,509	$31,684	$90,682	$62,721
Income from discontinued operations	—	5,530	—	—
Net income allocated to Cash Preferred limited partners	$52,509	$37,214	$90,682	$62,721
Tax Preferred limited partners:
Income from continuing operations	$—	$—	$—	$—
Income from discontinued operations	—	—	—	—
Net income allocated to Tax Preferred limited partners	$—	$—	$—	$—
General partners:
Income from continuing operations	$530	$320	$916	$634
Income from discontinued operations	—	56	—	—
Net income allocated to general partners	$530	$376	$916	$634
Net income per weighted-average limited partner unit:
Cash Preferred:
Income from continuing operations	$0.02	$0.01	$0.03	$0.02
Income from discontinued operations	—	—	—	—
Net income per Cash Preferred limited partner unit	$0.02	$0.01	$0.03	$0.02
Tax Preferred:
Income from continuing operations	$—	$—	$—	$—
Income from discontinued operations	—	—	—	—
Net income per Tax Preferred limited partner unit	$—	$—	$—	$—
Distributions of operating cash flow per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of operating cash flow per limited partner unit	$—	$—	$—	$—
Distributions of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	—	—	—	—
Total distributions of net sale proceeds per limited partner unit	$—	$—	$—	$—

(a)
The quarterly per-unit amounts have been calculated using actual income for the respective quarters. Conversely, the corresponding annual income per-unit amounts have been calculated assuming that income was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

9.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2014, 2013, and 2012 are composed of the following items, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	2014	2013	2012
Salary reimbursements	$92,146	$59,936	$88,877
Other professional fees	55,202	23,008	13,130
Independent accounting fees	25,433	34,475	45,610
Printing and notebooks	10,543	15,485	17,471
Transfer agent fees	3,482	3,663	1,735
Postage and delivery expenses	3,359	2,301	7,015
Legal fees	3,353	3,364	11,265
Computer costs	1,958	936	1,526
Bank service charges	1,515	220	586
Other general and administrative	658	1,109	548
Taxes and licensing fees	—	—	3,146
Total general and administrative costs	$197,649	$144,497	$190,909

10.	COMMITMENTS AND CONTINGENCIES
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

WELLS REAL ESTATE FUND XIV, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AND AMORTIZATION

DECEMBER 31, 2014

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2011	$12,567,440	$2,748,844

2012 additions	255,870	257,372
2012 dispositions	(2,479,651)	(603,233)
BALANCE AT DECEMBER 31, 2012	10,343,659	2,402,983

2013 additions	6,480	252,054
2013 dispositions	(384,128)	(384,128)
BALANCE AT DECEMBER 31, 2013	9,966,011	2,270,909

2014 additions	148,908	263,552
2014 dispositions	(10,114,919)	(2,534,461)
BALANCE AT DECEMBER 31, 2014	$—	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the "Joint Venture") as of December 31, 2014 and 2013, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation and amortization. These financial statements and financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation and amortization, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 31, 2015

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$—	$2,031,250
Building and improvements, less accumulated depreciation of $0 and $2,270,909 at December 31, 2014 and 2013, respectively	—	5,658,082
Construction in progress	—	5,770
Total real estate assets	—	7,695,102

Cash and cash equivalents	13,238,405	400,533
Tenant receivables	—	127,640
Deferred leasing costs, less accumulated amortization of $0 and $94,499 at December 31, 2014 and 2013, respectively	—	113,699
Other assets	8,717	11,765
Total assets	$13,247,122	$8,348,739

Liabilities:
Accounts payable and accrued expenses	$91,671	$28,505
Due to affiliate	2,274	237
Deferred income	26,837	138,926
Partnership distributions payable	71,859	246,780
Total liabilities	192,641	414,448

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	6,174,770	3,752,920
Wells Real Estate Fund XIV, L.P.	6,879,711	4,181,371
Total partners' capital	13,054,481	7,934,291
Total liabilities and partners' capital	$13,247,122	$8,348,739

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
Expenses:
General and administrative	$19,328	$25,063	$25,731
Total expenses	19,328	25,063	25,731
Loss from Continuing Operations	(19,328)	(25,063)	(25,731)
Discontinued Operations:
Operating income	794,455	753,197	756,506
Gain on sale of real estate assets	4,551,482	—	—
Income from Discontinued Operations	5,345,937	753,197	756,506
Net Income	$5,326,609	$728,134	$730,775

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2014, 2013, AND 2012

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners' Capital
Balance, December 31, 2011	$3,792,223	$4,225,161	$8,017,384

Net income	345,657	385,118	730,775
Partnership distributions	(323,899)	(360,875)	(684,774)
Balance, December 31, 2012	3,813,981	4,249,404	8,063,385

Net income	344,408	383,726	728,134
Partnership distributions	(405,469)	(451,759)	(857,228)
Balance, December 31, 2013	3,752,920	4,181,371	7,934,291

Net income	2,519,486	2,807,123	5,326,609
Partnership distributions	(97,636)	(108,783)	(206,419)
Balance, December 31, 2014	$6,174,770	$6,879,711	$13,054,481

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$5,326,609	$728,134	$730,775
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate assets	(4,551,482)	—	—
Depreciation	263,552	238,577	207,293
Amortization	68,334	80,434	112,381
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(395,399)	(79,719)	13,800
Decrease (increase) in other assets	3,048	1,397	(2,538)
Increase (decrease) in accounts payable and accrued expenses	63,166	13,951	(18,736)
Increase (decrease) in due to affiliate	2,037	(5,192)	(29,716)
(Decrease) increase in deferred income	(112,089)	22,784	(2,846)
Net cash provided by operating activities	667,776	1,000,366	1,010,413

Cash Flows From Investing Activities:
Net proceeds from sale of real estate	12,954,481	—	—
Investment in real estate assets	(148,908)	(64,931)	(197,419)
Payment of deferred leasing costs	(254,137)	(78,256)	(129,942)
Net cash provided by (used in) investing activities	12,551,436	(143,187)	(327,361)

Cash Flows From Financing Activities:
Operating distributions to joint venture partners in excess of accumulated earnings	(381,340)	(802,534)	(745,189)
Net Increase (Decrease) In Cash And Cash Equivalents	12,837,872	54,645	(62,137)

Cash And Cash Equivalents, beginning of year	400,533	345,888	408,025
Cash And Cash Equivalents, end of year	$13,238,405	$400,533	$345,888

Supplemental Disclosure Of Noncash Investing and Financing Activities:
Partnership distributions payable	$71,859	$246,780	$192,086
Accrued capital expenditures	$—	$—	$58,451

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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
On December 31, 2014, the Joint Venture sold the Siemens - Orlando Building to an unrelated third party for a gross sale price of $13,570,000. As a result of the sale, the Joint Venture recognized a gain of approximately $4,551,000 and received net sale proceeds of approximately $12,954,000.

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
Real Estate Assets
Investment in Real Estate Assets
Real estate assets were stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consisted of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extended the useful life of the related asset. The Joint Venture considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments had a direct impact on net income. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements and intangible lease assets were written off to lease termination expense. All repairs and maintenance were expensed as incurred.

The Joint Venture's real estate assets were depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
Management continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture would not have been recoverable. When indicators of potential impairment were present, which suggested that the carrying amounts of the real estate assets and related intangible assets were not recoverable, management assessed the recoverability of the real estate assets and related intangible assets by determining whether their respective carrying values would have been recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, did not exceed the respective assets' carrying values, management adjusted the real estate assets to the respective estimated fair values, pursuant of the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture could have assigned an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture's assessment of the significance of a particular input to the fair value measurement in its entirety required judgment, and considered factors specific to the asset or liability.
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

During the years ended December 31, 2014, 2013, and 2012, the Joint Venture recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2014	$—	$—	$—
2013	$1,082	$12,395	$7,438
2012	$3,249	$37,186	$22,314

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables
Tenant receivables were comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables were written off to lease termination expense. Tenant receivables were recorded at the original amount earned, less an allowance for any doubtful accounts, which approximated fair value. Management assessed the collectibility of tenant receivables on an ongoing basis and provided for allowances as such balances, or portions thereof, became uncollectible. No such allowances were recorded as of December 31, 2013.
Deferred Leasing Costs
Deferred lease costs may have included (i) costs incurred to procure leases, which were capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that were recoverable from tenants under the terms of the existing leases; such costs were capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs were written-off to lease termination expense.
Other Assets
Other assets as of December 31, 2014 and 2013 are comprised of the following items:

	2014	2013
Prepaid expenses	$2,658	$5,201
Utility deposits	6,059	6,564
Total	$8,717	$11,765
Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Balances without a future economic benefit are written off as they are identified.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively, for the years ended December 31, 2014 and 2013. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
Revenue Recognition
The Joint Venture's leases typically included renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture's leases were classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the

Consumer Price Index) was recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements were recognized as revenue in the period that the related operating cost was incurred and were billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance were recorded as deferred income in the accompanying balance sheets. Lease termination income was recognized when the tenant lost the right to lease the space and the Joint Venture had satisfied all obligations under the related lease or lease termination agreement.
The Joint Venture recorded the sale of real estate assets pursuant to the provisions of the property, plant, and equipment accounting standard for real estate sales. Accordingly, gains were recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses were recognized in full as of the sale date.
Income Taxes
The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XIII and Fund XIV are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for transactions that qualify to be reported as discontinued operations, and enhances disclosures for transactions that meet the new criteria in this area. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on the entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations including more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the period beginning on January 1, 2015. The Partnership expects that the adoption of ASU 2014-08 will not have a material impact on its financial statements or disclosures.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue guidance in GAAP when it becomes effective. ASU 2014-09 will be effective for the Partnership for the period beginning on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Partnership is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements or disclosures. The Partnership has not yet selected a transition method nor have we determined the effect of the ASU 2014-09 on our ongoing financial reporting.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture's property. The Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $12,834, $23,828, and $66,226 for the years ended December 31, 2014, 2013, and 2012, respectively.
Due to Affiliate
As presented in the accompanying balance sheets, due to affiliate as of December 31, 2014 and 2013 represents amounts due to Wells Management for administrative reimbursements.

Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with Wells Capital based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2014, 2013, and 2012, the Joint Venture incurred administrative expenses of $0, $9,975, and $39,331, respectively, payable to Wells Management for these services.

4.	RENTAL INCOME
Three tenants generated approximately 44%, 33%, and 23% of contractual rental income for the year ended December 31, 2014.
5. DISCONTINUED OPERATIONS
In accordance with GAAP, the Joint Venture has classified the results of operations related to the Siemens - Orlando Building, which was sold on December 31, 2014, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations for the years ending December 31, 2014, 2013, and 2012 are presented below:

	2014	2013	2012
Revenues:
Rental income	$1,153,902	$1,191,712	$1,191,591
Tenant reimbursements	362,380	295,757	348,776
Interest and other income	351	312	673
Total revenues	1,516,633	1,487,781	1,541,040

Expenses:
Property operating costs	310,589	306,687	341,914
Management and leasing fees:
Related-party	12,834	23,828	66,226
Other	43,200	43,200	—
Depreciation	263,552	238,577	207,293
Amortization	68,334	79,352	109,132
General and administrative	23,669	42,940	59,969
Total expenses	722,178	734,584	784,534

Operating income	794,455	753,197	756,506
Gain on sale of real estate assets	4,551,482	—	—
Income from discontinued operations	$5,345,937	$753,197	$756,506

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2014

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2011	$10,087,789	$2,155,255

Additions	255,870	247,728
BALANCE AT DECEMBER 31, 2012	10,343,659	2,402,983

Additions	6,480	252,054
Dispositions	(384,128)	(384,128)
BALANCE AT DECEMBER 31, 2013	9,966,011	2,270,909

Additions	148,908	263,552
Dispositions	(10,114,919)	(2,534,461)
BALANCE AT DECEMBER 31, 2014	$—	$—